Form 10QSB
period 1999-09-30
MENTOR ON CALL INC
filed 2000-02-23
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 1999.

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                   Commission File No. 0-27739


                       MENTOR ON CALL, INC.
-----------------------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        77-0517966
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


 11300 W. Olympic Blvd., Suite 800, Los Angeles, California 90064
             (Address of principal executive offices)

                          (604) 688-6306
                   (Issuer's telephone number)


                            PSM CORP.
           9160 East Deer Trail, Tucson, Arizona 85710
       (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES [X]    NO [ ]


As of September 30, 1999:  1,000,000 shares of Common Stock,
$0.001 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                        YES [ ]    NO [X]

       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


                                        PSM CORP.
                            (formerly K.A.S.H. Capitol Inc.)
                              (A Development Stage Company)
                                      BALANCE SHEETS


                                   September 30,  December 31,
                                   1999           1998
                                   ----------     ----------

Assets                             $ -            $ -
                                   ----------     ----------

Liabilities
    Accounts Payable               $ -            $    200

Shareholders' Equity
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares
    Issued 1,000,000 shares as of
    September 30, 1999, and
    December 31, 1998                 1,000          1,000

  Paid-In Capital                       485         -
  Retained Deficit                   (1,200)        (1,200)
  Deficit Accumulated During the
    Development State                  (285)        -

     Total Stockholders' Equity      -                (200)
                                   ----------     ----------

     Total Liabilities and
     Shareholders' Equity            -              -
                                   ==========     ==========

The accompanying notes are an integral part of these financial statements.



                                        PSM CORP.
                            (formerly K.A.S.H. Capitol Inc.)
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                                        For the Nine   For the        Cumulative
                                        months ended   year ended     since inception
                                        September 30,  December 31,   of development
                                        1999           1998           stage
                                        ----------     ----------     ----------

Revenues                                $   -          $   -          $   -

Expenses                                    285            100            285

     Net Loss                           $  (285)       $  (100)       $  (285)
                                        ----------     ----------     ----------

Basic & Diluted loss per share          $   -          $   -          $   -
                                        ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.



                                        PSM CORP.
                            (Formerly K.A.S.H. Capitol, Inc.)
                              (A Development Stage Company)
                            STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                          FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                      Deficit
                                                                      Accumulated
                                 Common Stock                         During
                              ------------------- Paid-In   Retained  Development
                              Shares    Par Value Capital   Deficit   Stage

Balance at
October 22, 1996
 (Inception)                  $ -       $ -       $ -       $ -       $ -

November 12, 1996
Issuance of stock for
services and payment
of accounts payable             1,000     1,000     -         -         -

New Loss                        -         -         -        (1,000)    -

Balance at
December 31, 1996
as originally reported          1,000     1,000     -        (1,000)    -

Retroactive adjustment for
1,000 to 1 stock split
on May 6, 1999                999,000     -         -         -         -

Restated balance
January 1, 1997             1,000,000     1,000     -        (1,000)    -

Net Loss                        -         -         -          (100)    -

Balance at
December 31, 1997           1,000,000     1,000     -        (1,100)    -

Net Loss                        -         -         -          (100)    -

Balance at
December 31, 1998           1,000,000     1,000     -        (1,200)    -

Capital contributed
by shareholder                    485     -         -         -         -

Net Loss                        -         -         -         -          (285)

Balance at
September 30, 1999          1,000,000     1,000       485    (1,200)     (285)


The accompanying notes are an integral part of these financial statements.


                                        PSM CORP.
                            (formerly K.A.S.H. Capitol Inc.)
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS


                                        For the Nine   For the        Cumulative
                                        months ended   year ended     since inception
                                        September 30,  December 31,   of development
                                        1999           1998           stage
                                        ----------     ----------     ----------

CASH FLOWS FROM
OPERATING ACTIVITIES:

     Net Loss                           $(285)         $(100)         $(285)
     Increase (Decrease) in
       Accounts Payable                  (200)           100           (200)
     Net Cash Used in
       operating activities              (485)           -             (485)

CASH FLOWS FROM
INVESTING ACTIVITIES:

     Net Cash provided by
       Investing activities               -              -              -

CASH FLOWS FROM
FINANCING ACTIVITIES:

     Capital contributed
     By shareholder                       485            -              485

     Net Cash provided by
       Financing activities               485            -              485

Net (Decrease) in
  Cash and Cash Equivalents               -              -              -

Cash and Cash Equivalents
  At Beginning of Period                  -              -              -

Cash and Cash Equivalents
  At End of Period                      $ -            $ -            $ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                           $ -            $ -            $ -
     Franchise and income taxes         $ 250          $ -            $ 250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:  None

The accompanying notes are an integral part of these financial statements.


                           PSM CORP.
               (Formerly K.A.S.H. Capitol, Inc.)
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
              FOR THE YEAR ENDED DECEMBER 31, 1998



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

This summary of accounting policies for PSM Corp. (formerly K.A.S.H. Capitol, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 22, 1996. The Company ceased all operating activities during the period from October 22, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of Renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of September 30, 1999.
The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                   Per-Share
                                   Income         Shares
                                   (Numerator)    (Denominator)  Amount


For the nine months ended September 30, 1999:

Basic Loss per Share
Loss to common shareholders        $ (285)        1,000,000      $ -


For the year ended December 31, 1998:

Basic Loss per Share
Loss to common shareholders        $ (100)        1,000,000      $ -


The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 1999 and December 31, 1998 and are thus not considered.


NOTE 2 - INCOME TAXES

As of September 30, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

As of September 30, 1999, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.


NOTE 5 - STOCK SPLIT

On May 6, 1999 the Board of Directors authorized a 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 have been restated to reflect the stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

     The Company was inactive from 1996 to July 1999, and since that time has been seeking a merger or acquisition candidate.
For the nine months ended September 30, 1999, there is essentially no difference from the nine months ended September
30, 1998.

     During the fourth quarter (on October 20), the Company filed its Form 10-SB, which became effective on December 19, 1999, such that the Company is now a reporting company under Section 12(g).
The Company reviewed several candidates during the fourth quarter, but no candidate was located until January 2000.



                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MENTOR ON CALL, INC.


Date: February 18, 2000               /s/ James N. Rodgers
                                      James N. Rodgers,
                                      President, CEO and Chairman


Date: February 18, 2000               /s/ Edwin W. Austin
                                      Edwin W. Austin
                                      CFO, COO and Director