Form 10KSB
period 1999-12-31
MENTOR ON CALL INC
filed 2000-04-12
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         COMMISSION FILE NUMBER 0-27739
                                                -------

               NEVADA                                      77-0517966
(State or other jurisdiction of incorporation)(IRS. Employer Identification No.)

         40 King St. West, Suite 4900, Toronto, Ontario, Canada M5H 4A2
                    (Address of principal executive offices)

                                 (416) 777-6714
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

The Company has not engaged in any operations other than organizational matters. Mentor On Call, Inc., a Nevada corporation (the "Company") was incorporated on October 22, 1996, under the name PSM CORP. and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

The Board of Directors approved the Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor"). The name of the Company has been changed to Mentor On Call, Inc. to reflect the Company's new direction, and, effective January 15, 2000, the Company declared a nine-for-one forward stock split of its common stock.

Mentor is in business to provide the best managed distance learning system in the world, and intends to grow and achieve an above-average financial return by maintaining a large share of the public school distance and e-learning market, as well as the corporate training, professional continuing education and infomercial marketplaces.

Under the terms of the Agreement, signed on January 17, 2000, Mentor On Call was issued 9,350,000 post-split restricted shares of the Company as consideration for the contributed assets, resulting in a total of 13,850,000 issued and outstanding shares of the Company, of which Mentor controls approximately 67.5%.

The executive offices of the Company are located at 40 King St. West, Suite 4900, Toronto, Ontario, Canada M5H 4A2. Its telephone number is (416) 777-6714.


Item 2.  DESCRIPTION OF PROPERTY.

At December 31, 1999, the company had a working agreement with the Company president to use 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

Subsequent  to  December  31,  1999 and the  merger on  January  15,  2000,  the
Company's executive offices are located at 40 King St. West, Suite 4900, Toronto, Ontario, Canada M5H 4A2

Item 3.  LEGAL PROCEEDINGS.

Not Applicable.

Item 4.  SUBMISSION OF MATTERS T0 A VOTE OF SECURITY HOLSERS.

Not Applicable.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded OTC Bulletin Board with the trading symbol "MNOC". As of December 31, 1999, to managements knowledge there had been no trading.

As of March 31, 2000, there were 175 stockholders of record.

No dividends have been declared on the Company's stock. Nor does the Company foresee any dividends being declared in the near future.

RECENT SALES OF UNREGISTERED SECURITIES.

There have been no sales of the Company's securities. As noted above, in connection with organizing the Company, on November 12, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On May 6, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.

On October 25, 1999, Mr. Daniel L. Hodges returned 500,000 shares to the treasury and the shares were canceled, resulting in 500,000 remaining shares outstanding.

On January 15, 2000 the Company declared a forward split 9 to 1, resulting in a total of 4,500,000 shares outstanding.

On January 17, 2000, the Company issued 9,350,000 shares in connection with a merger agreement, resulting in 13,850,000 shares outstanding.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation - General

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

The Board of Directors has approved the proposed Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor"). The name of the Company has been changed to Mentor On Call, Inc. to reflect the Company's new direction, and, effective January 15, 2000, the Company declared a nine-for-one forward stock split of its common stock.

The assets acquired include the Mentor On Call Managed E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in eighty-nine countries. The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant. The assets also include the Trademark and domain name "Mentor On Call".

Mentor is in business to provide the best managed distance learning system in the world, and intends to grow and achieve an above-average financial return by maintaining a large share of the public school distance and e-learning market, as well as the corporate training, professional continuing education and infomercial marketplaces.

Under the terms of the Agreement, signed on January 17, 2000, Mentor On Call will be issued 9,350,000 post-split restricted shares of PSM as consideration for the contributed assets, resulting in a total of 13,850,000 issued and outstanding shares of the Company, of which Mentor will control approximately 67.5%. Mentor On Call's present management will step in and take over all day-to-day operations of the Company. James N. Rodgers has agreed to assume the position of President, Chief Executive Officer and Chairman of the Board of Directors, and Edwin W. Austin has agreed to step in as Chief Financial Officer, Chief Operating Officer and Director.

The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Competition

The Company is an insignificant participant among firms which engage in managed distance learning systems, corporate training, professional continuing education and infomercial marketplaces. There are many established companies in these industries which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Employees

At  March  31,  2000, the Company had 8 full-time employees.


Item 7.  FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

Daniel Hodges has been sole Director, President, Chief Financial Officer and Secretary of the Company since his appointment on October 24, 1996. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including: Avartarra.com (symbol: AVAR), Landstar, Inc. (LDSR), and Hyaton Company, Inc. (HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

In connection with the acquisition on January 17, 2000, Mentor's management will step in and take over all day-to-day operations of the Company. James N. Rodgers has agreed to assume the position of President, Chief Executive Officer and Chairman of the Board of Directors, and Edwin W. Austin has agreed to step in as Chief Financial Officer, Chief Operating Officer and Director.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 1999 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Item 10.  EXECUTIVE COMPENSATION.

During the year ended December 31, 1999, no compensation was paid.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of December 31, 1999.

                                        Percentage of
  Name of                 Number of      outstanding
Stockholder             Shares Owned    Common Shares

Daniel L. Hodges          300,000             40%

All officers and
directors as a
group                     300,000             40%

The address of Mr. Hodges is care of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with organizing the Company, on November 12, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On May 6, 1999, the outstanding shares were forward split 1,000 to 1, RESULTING IN A TOTAL OF 1,000,000 shares outstanding. On October 25, 1999, Mr. Daniel L. Hodges returned 500,000 shares to the treasury and the shares were canceled, resulting in 500,000 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hodges may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report.

1.  FINANCIAL STATEMENTS                                                   PAGE
                                                                           ----

Independent Auditor's Report                                                F-1

Balance Sheets,
  December 31, 1999 and 1998                                                F-2
Statements of Income,
  For the Years Ended December 31, 1999 and 1998                            F-3
Statements of Changes in Stockholders' Equity,
  For the Years Ended December 31, 1999 and 1998                            F-4
Statements of Cash Flows,
  For the Years Ended December 31, 1999 and 1998                            F-5
Notes to Financial Statements                                               F-6

2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

         The following exhibits are included as part of this report:

Exhibit

NUMBER            EXHIBIT

3.1               ARTICLES OF INCORPORATION (1)
3.2               AMENDED ARTICLES OF INCORPORATION (1)
3.3               BYLAWS (1)
27.1              Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b) No reports on Form 8-K were filed during quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              MENTOR ON CALL, INC.
                                  (Registrant)


By:      /s/ James N. Rodgers
         James N. Rodgers,
         President, CEO and Chairman

Date:    April 11, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ James N. Rodgers
         James N. Rodgers,
         President, CEO and Chairman

Date:    April 11, 2000


By:      /s/ Edwin W. Austin
         Edwin W. Austin,
         CFO, COO and Director

Date:    April 11, 2000

                          INDEPENDENT AUDITOR'S REPORT


Mentor On Call, Inc.
(Formerly PSM Corp.)
(A Development Stage Company)


           We have audited the accompanying balance sheets of Mentor On Call, Inc. (formerly PSM Corp.) (a development stage company) as of December 31,1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mentor On Call, Inc. (formerly PSM Corp.) (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
April 11, 2000

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                              December 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------

Assets: ............................................   $     --      $     --
                                                       ==========    ==========

Liabilities - Accounts Payable .....................   $    4,813    $      200
                                                       ----------    ----------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 500,000 and 1,000,000 shares
    At December 31, 1999 and 1998 ..................          500         1,000
  Paid-In Capital ..................................        1,985          --
  Retained Deficit .................................       (1,200)       (1,200)
  Deficit Accumulated During the
    Development Stage ..............................       (6,098)         --
                                                       ----------    ----------

     Total Stockholders' Equity ....................       (4,813)         (200)
                                                       ----------    ----------

     Total Liabilities and

       Stockholders' Equity ........................   $     --      $     --
                                                       ==========    ==========















   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                     Cumulative
                                                                        since
                                                                      inception
                                           For the year ended            of
                                               December 31,          development
                                         ------------------------
                                             1999          1998         stage
                                         ----------    ----------    ----------
Revenues: ............................   $     --      $     --      $     --

Expenses: ............................        6,098           100         6,098
                                         ----------    ----------    ----------

     Net Loss ........................   $   (6,098)   $     (100)   $   (6,098)
                                         ==========    ==========    ==========

Basic & Diluted Loss Per Share .......   $    (0.01)   $     --
                                         ==========    ==========























   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                             Deficit
                                                                                           Accumulated
                                                                                              During
                                            Common Stock          Paid-In     Retained      Development
                                        Shares      Par Value     Capital      Deficit        Stage
                                     ----------    ----------    ----------   ----------    ----------
Balance at September 23, 1996
(inception) ......................         --      $     --      $     --     $     --      $     --
October 9, 1996 Issuance of
Stock for Services and payment
  of Accounts payable ............        1,000         1,000          --           --            --
Net Loss .........................         --            --            --         (1,000)         --
                                     ----------    ----------    ----------   ----------    ----------

Balance at December 31, 1996
  As originally reported .........        1,000         1,000          --         (1,000)         --

Retroactive adjustment for 1,000
  to 1 stock split May 6, 1999 ...      999,000          --            --           --            --
                                     ----------    ----------    ----------   ----------    ----------

Restated balance January 1, 1997 .    1,000,000         1,000          --         (1,000)         --

Net Loss .........................         --            --            --           (100)         --
                                     ----------    ----------    ----------   ----------    ----------

Balance at December 31, 1997 .....    1,000,000         1,000          --         (1,100)         --

Net Loss .........................         --            --            --           (100)         --
                                     ----------    ----------    ----------   ----------    ----------

Balance at December 31, 1998 .....    1,000,000         1,000          --         (1,200)         --

Shares canceled ..................     (500,000)         (500)          500         --            --

Capital contributed by shareholder         --            --           1,485         --            --
Net Loss .........................         --            --            --           --          (6,098)
                                     ----------    ----------    ----------   ----------    ----------

Balance at December 31, 1999 .....      500,000    $      500    $    1,985   $   (1,200)   $   (6,098)
                                     ==========    ==========    ==========   ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                             Since
                                                                           Inception
                                                 For the years ended           of
                                                      December 31,         Development
                                               ------------------------
                                                  1999          1998         Stage
                                               ----------    ----------    ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss ...................................   $   (6,098)   $     (100)   $   (6,098)
Increase (Decrease) in Accounts Payable ....        4,613           100         4,613
                                               ----------    ----------    ----------
  Net Cash Used in operating activities ....       (1,485)         --          (1,485)
                                               ----------    ----------    ----------

CASH FLOWS FROM INVESTING

ACTIVITIES:
Net cash provided by
  investing activities .....................         --            --            --
                                               ----------    ----------    ----------

CASH FLOWS FROM FINANCING

ACTIVITIES:

Capital contributed by shareholder .........        1,485          --           1,485
                                               ----------    ----------    ----------
Net Cash Provided by

  Financing Activities .....................        1,485          --           1,485
                                               ----------    ----------    ----------

Net (Decrease) Increase in

  Cash and Cash Equivalents ................         --            --            --
Cash and Cash Equivalents
  at Beginning of Period ...................         --            --            --
                                               ----------    ----------    ----------
Cash and Cash Equivalents

  at End of Period .........................   $     --      $     --      $     --
                                               ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest ...................................   $     --      $     --      $     --
Franchise and income taxes .................   $      250    $     --      $      250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------- -----------
None

   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           This summary of accounting policies for Mentor On Call, Inc. (formerly PSM Corp.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ORGANIZATION AND BASIS OF PRESENTATION

           The Company was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp.. The Company ceased all operating activities during the period from October 22, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. On January 11, 2000, the company changed its name to Mentor On Call, Inc. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

NATURE OF BUSINESS

           The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved the proposed Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor").

           Mentor is in business to provide managed distance  learning  systems,
corporate   training,   professional   continuing   education  and   infomercial
marketplaces.

CASH AND CASH EQUIVALENTS

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

PERVASIVENESS OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                      PER-SHARE
                                             INCOME        SHARES      AMOUNT
                                             ------        ------      ------
                                           (Numerator) (Denominator)

                                          FOR THE YEAR ENDED DECEMBER 31, 1999
Basic Loss per Share
Loss to common shareholders ..........    $   (6,098)      909,888   $    (0.01)
                                          ==========    ==========   ==========

                                           FOR THE YEAR ENDED DECEMBER 31, 1998
Basic Loss per Share
Loss to common shareholders ..........   $     (100)     1,000,000   $     --
                                         ==========     ==========   ==========

           The  effect  of  outstanding   common  stock   equivalents  would  be
anti-dilutive for August 31, 1999 and December 31, 1999 and 1998 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)

NOTE 3 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

           As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

           On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 have been restated to reflect the stock split.

NOTE 6 - SUBSEQUENT EVENTS

           The Board of Directors has approved the proposed Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor"). The name of the Company has been changed to Mentor On Call, Inc. to reflect the Company's new direction, and, effective January 15, 2000, the Company declared a nine-for- one forward stock split of its common stock.

           The assets acquired include the Mentor On Call Managed E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in eighty-nine countries. The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant. The assets also include the Trademark and domain name "Mentor On Call".

           Mentor hopes to provide the best managed distance learning system in the world, and intends to grow and achieve an above-average financial return by maintaining a large share of the public

                              MENTOR ON CALL, INC.
                              (FORMERLY PSM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)

NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)

school distance and e-learning market, as well as the corporate training, professional continuing education and infomercial marketplaces.

           Under the terms of the Agreement, signed on January 17, 2000, Mentor On Call will be issued 9,350,000 post-split restricted shares of PSM as consideration for the contributed assets, resulting in a total of 13,850,000 issued and outstanding shares of the Company, of which Mentor will control approximately 67.5%. Mentor On Call's present management will step in and take over all day-to-day operations of the Company. James N. Rodgers has agreed to assume the position of President, Chief Executive Officer and Chairman of the Board of Directors, and Edwin W. Austin has agreed to step in as Chief Financial Officer, Chief Operating Officer and Director.