Form 10QSB
period 2000-03-31
MENTOR ON CALL INC
filed 2000-05-08
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         COMMISSION FILE NUMBER 0-27739
                                                -------

                              MENTOR ON CALL, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                        77-0517966
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

         40 KING ST. WEST, SUITE 4900, TORONTO, ONTARIO, CANADA M5H 4A2
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 777-6714
                                 ---------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2000 13,850,000
                                                 -------------------------------

         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X
                                                                      ----  ----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted


                                                    /S/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 4, 2000

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       March 31,    December 31,
ASSETS                                                   2000          1999
                                                     -----------    -----------
Current Assets:
Cash & Cash Equivalents ..........................   $   127,517    $      --
                                                     -----------    -----------
     Total Current Assets ........................       127,517           --

Fixed Assets:
Equipment ........................................        26,451           --
Less Accumulated Depreciation ....................          (660)          --
                                                     -----------    -----------
     Total Fixed Assets ..........................        25,791           --

Other Assets:
Intangible Assets ................................         5,000           --
Less Accumulated Amortization ....................           (61)          --
                                                     -----------    -----------
     Total Other Assets ..........................         4,939           --
                                                     -----------    -----------

     Total Assets ................................   $   158,247    $      --
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses ..............   $    76,192    $     4,813
Shareholder Loans ................................       508,400           --
                                                     -----------    -----------
     Total Liabilities ...........................       584,592          4,813

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,850,000 and 4,500,000
    Shares at March 31, 2000 and December 31, 1999        13,850          4,500
  Paid-In Capital ................................     3,163,635           --
  Currency Translation Adjustments ...............        (1,561)          --
  Retained Deficit ...............................        (1,200)        (3,215)
  Deficit Accumulated During the
    Development Stage ............................    (3,601,069)        (6,098)
                                                     -----------    -----------
     Total Stockholders' Equity ..................      (426,345)        (4,813)
                                                     -----------    -----------

     Total Liabilities and

       Stockholders' Equity ......................   $   158,247    $      --
                                                     ===========    ===========


                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                       since
                                                                     inception
                                       For the three months ended       of
                                                March 31,           development
                                       --------------------------
                                           2000           1999         stage
                                       -----------    -----------   -----------
Revenues: ..........................   $      --      $      --     $      --

Expenses:
  Research & Development ...........     3,026,400           --       3,026,400
  General & Administrative .........       568,571           --         574,669
                                       -----------    -----------   -----------

     Net Loss ......................   $(3,594,971)   $      --     $(3,601,069)
                                       ===========    ===========   ===========

Basic & Diluted loss per share .....   $     (0.26)  $      --
                                       ===========   ===========























                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                            Cumulative
                                                                               Since
                                                                             Inception
                                                For the three months ended      of
                                                         March 31,          Development
                                                --------------------------
                                                   2000           1999         Stage
                                                -----------    -----------  -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................   $(3,594,971)   $      --    $(3,601,069)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Depreciation & Amortization ...............           721           --            721
  Currency Translation Adjustment ...........        (1,561)          --         (1,561)
  Stock issued for Research & Development ...     2,995,000           --      2,995,000
   Compensation Expense on Stock Options ....       175,000           --        175,000
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses .......        71,379           --         75,992
                                                -----------    -----------  -----------
  Net Cash Used in operating activities .....      (354,432)          --       (355,917)
                                                -----------    -----------  -----------

CASH FLOWS FROM INVESTING

ACTIVITIES:
Purchase of Fixed Assets ....................       (26,451)          --        (26,451)
                                                -----------    -----------  -----------
Net cash provided by
  investing activities ......................       (26,451)          --        (26,451)
                                                -----------    -----------  -----------

CASH FLOWS FROM FINANCING

ACTIVITIES:

Capital contributed by shareholder ..........          --             --          1,485
Proceeds from Shareholder Loans .............       508,400           --        508,400
                                                -----------    -----------  -----------
Net Cash Provided by

  Financing Activities ......................       508,400           --        509,885
                                                -----------    -----------  -----------

Net (Decrease) Increase in

  Cash and Cash Equivalents .................       127,517           --        127,517
Cash and Cash Equivalents
  at Beginning of Period ....................          --             --           --
                                                -----------    -----------  -----------
Cash and Cash Equivalents

  at End of Period ..........................   $   127,517    $      --    $   127,517
                                                ===========    ===========  ===========

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                            Cumulative
                                                                               Since
                                                                             Inception
                                                For the three months ended      of
                                                         March 31,          Development
                                                --------------------------
                                                   2000           1999         Stage
                                                -----------    -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ..................................   $      --      $      --     $     --
  Franchise and income taxes ................   $      --      $      --     $      250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock exchanged for Intangible Assets    $     5,000    $      --     $     5,000























                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

ORGANIZATION AND BASIS OF PRESENTATION

         The Company was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp. The Company ceased all operating activities during the period from October 22, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. On January 11, 2000, the company changed its name to Mentor On Call, Inc. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

NATURE OF BUSINESS

         The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved the proposed Asset Acquisition Agreement (the "Agreement") with Mentor On Call Holdings, Inc., a Barbadian International Business Corporation.

         The Company is in business to provide managed distance learning systems, corporate training, professional continuing education and infomercial marketplaces.

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

DEPRECIATION

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

        Equipment                                          5 -  7 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

AMORTIZATION

         Intangible assets consist of patents and trademarks. Amortization is computed using straight- line method over the estimated useful lives of the related assets as follows:

        Patents and Trademarks                             17 years.

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

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

LOSS PER SHARE

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                           INCOME           SHARES        AMOUNT
                                           ------           ------        ------
                                         (Numerator)     (Denominator)

                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000
Basic Loss per Share
Loss to common shareholders ........     $(3,594,971)      13,850,000    $(0.26)
                                         ===========      ===========    ======

                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999
Basic Loss per Share
Loss to common shareholders .........    $      --          9,000,000    $ --
                                         ===========      ===========    ======

         The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

         As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $570,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - RENT EXPENSE

         The Company occupies certain executive offices in Toronto, Ontario, Canada under a noncancellable leases. This lease is for office space and expires August 2000. The current lease requires rental payments of approximately $1,173 ($1,750 Canadian Dollars) per month.

         On April 1, 2000, the Company signed a one year noncancellable lease on development center offices in Toronto, Ontario, Canada. This lease expires April 2001. The current lease requires rental payments of approximately $938 ($1,400 Canadian Dollars) per month.

         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

         The minimum future lease payments under these leases for the next five years are:

        Year Ended December 31,
---------------------------------------
           2000                                          $             37,023
           2001                                                         6,258
           2002                                                            -
           2003                                                            -
           2004                                                            -
           Thereafter                                                      -
                                                         --------------------

           Total minimum future lease payments           $             43,281
                                                         ====================

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 5 - STOCK SPLIT

         On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

         On January 15, 2000, the Board of Directors authorized 9 to 1 stock split. As a result of the split, 4,000,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

NOTE 6 - STOCK OPTIONS AND WARRANTS

         On March 16, 2000 the Board of Directors authorized and issued stock options to a Director for purchase 50,000 shares of the Company's restricted common stock at a price of $2.00 per share. The options expire March 2002. As of March 31, 2000, no options have been exercised. Compensation in the amount of $175,000 has been recorded in the accompanying financial statements as a result of the issuance of these options

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 2000, shareholders of the Company have loaned $508,400 to the Company. The loans are payable on demand and accrue interest at 10% beginning April 1, 2000.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 8 - EMPLOYMENT CONTRACTS

         The Company signed employment contracts with Messrs. Rodgers, Austin, Pritchard and Figueroa as follows:


                                               Annual               Deferred
               Name                         Remuneration             Amount
--------------------------------------   ------------------   ------------------
Rodgers ..............................             $250,000             $ 75,000
Austin ...............................             $180,000             $ 60,000
Pritchard ............................             $120,000             $ 25,000
Figueroa .............................             $100,000             $ 15,000

         Deferred Salaries vest when the Company retains earnings of $750,000 in one quarter and are then payable in equal monthly amounts over the ensuing six month period.

         Benefits are in a packaged value at a minimum of ten percent of salary and a maximum of fifteen percent of salary. Fully paid vacation of four weeks per annum each.

         Automobile allowance available when the Company is earning a profit of a minimum of $750,000 in any one quarter as follows: Rodgers $450 per month, Austin $375 per month, Prichard $300 per month, and Figueroa $300 per month.

         A Project Completion Bonus of $125,000 for each of Rodgers, Austin, Pritchard and Figueroa is available and payable on the completion and acceptance of the Learning Management System by the Chief Executive Officer of the Company and by outside clients and conditional upon receipt of a minimum of $1,500,000 from licences.

         Each of Rodgers, Austin, Pritchard and Figueroa will be granted stock options of 250,000 to each with a strike price of $2.00 per share exercisable for a period of five years upon payment of the project completion bonus.

                              MENTOR ON CALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 9 - ASSET ACQUISITION

         The Board of Directors has approved the proposed Asset Acquisition Agreement (the "Agreement") with Mentor On Call Holdings, Inc. (Formerly Mentor On Call, Inc.), a Barbadian International Business Corporation ("Holdings"). The name of the Company has been changed to Mentor On Call, Inc. to reflect the Company's new direction, and, effective January 15, 2000, the Company declared a nine-for-one forward stock split of its common stock.

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

         The Company hopes to provide the best managed distance learning system in the world, and intends to grow and achieve an above-average financial return by maintaining a large share of the public school distance and e-learning market, as well as the corporate training, professional continuing education and infomercial marketplaces.

         Under the terms of the Agreement, signed on January 17, 2000, the Company issued 9,350,000 post-split restricted shares of the Company as consideration for the assets, resulting in a total of 13,850,000 issued and outstanding shares of the Company, of which Holdings controls approximately 67.5%. Holdings management has stepped in and taken over all day-to-day operations of the Company. James N. Rodgers has agreed to assume the position of President, Chief Executive Officer and Chairman of the Board of Directors, and Edwin W. Austin has agreed to step in as Chief Financial Officer, Chief Operating Officer and Director.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The Company is in business to provide quality managed distance learning systems, and intends to grow and achieve an above-average financial return by maintaining a large share of the public school distance and e-learning market, as well as the corporate training, professional continuing education and infomercial marketplaces.

On January 15, 2000 the Company acquired the Mentor On Call Managed E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in eighty-nine countries. The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant. The assets also include the Trademark and domain name "Mentor On Call".

Under the terms of the asset acquisition agreement, the Company issued 9,350,000 restricted shares as consideration for the acquired assets. The Company may incur significant post-acquisition registration costs in the event management wishes to register a portion of these shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.

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

Plan of Operation

The business plan for the Company includes completion of financing pursuant to Private Placement announced March 27, 2000 in the amount of $7,750,000 minus placement fees when fully subscribed.

The plan calls for the Company to follow up on Drake International testing of the Mentor On Call proprietary E-learning System.

The company shall allocate $200,000 to perfection of patent pending numbers in 89 countries pursuant to the Paris Convention, from proceeds of Private Placement.

The company will continue the customization of its E-learning System to meet the specific needs of subscribers with prime emphasis targeted to the requirements of Application System Service Providers. An amount of $1,300,000 is allocated towards this goal pursuant to our business plan.

The company, in conjunction with the system refinements, shall migrate the Mentor On Call E- learning System to industry standard building tools. The company has allocated $100,000 to this project.

Mentor On Call, Inc. shall allocate the balance of Private Placement when fully subscribed to complete business contemplated pursuant to executed Letters of Intent and to market the product worldwide and for general working capital purposes.

Competition

The Company is an insignificant participant among firms which engage in managed distance learning systems, corporate training, professional continuing education and infomercial marketplaces. There are other established companies in these industries which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Employees

At March 31, 2000, the Company had 8 full-time employees.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included as part of this report:

Exhibit

NUMBER               EXHIBIT

3.1                  ARTICLES OF INCORPORATION (1)
3.2                  AMENDED ARTICLES OF INCORPORATION (1)
3.3                  BYLAWS (1)
10.1                 Asset Acquisition Agreement
10.2                 Unanimous Shareholders Agreement
10.3                 Executive Employment Contract with James N. Rodgers
10.4                 Executive Employment Contract with Edwin W. Austin
10.5                 Executive Employment Contract with John J. Pritchard
10.6                 Executive Employment Contract with Jason R. Figueroa
10.7                 Escrow Agreement
27.1                 Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b) The Company filed a report on Form 8-K on April 5, 2000 to report a change in control of the company effective January 15, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              MENTOR ON CALL, INC.
                                  (Registrant)


Date:      May 5, 2000                    By:       /s/ James N. Rodgers
                                                    James N. Rodgers,
                                                    President, CEO and Chairman


Date:      May 5, 2000                    By:       /s/ Edwin W. Austin
                                                    Edwin W. Austin,
                                                    CFO, COO and Director