Form 10QSB
period 2000-06-30
MENTOR ON CALL INC
filed 2000-08-08
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended: June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2000 13,850,000
                                               ------------------------------

     Transitional Small Business Disclosure Format (check one). Yes     ; No X
                                                                    ----     ---

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


           We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                              Respectfully submitted



                                              /s/ ROBISON, HILL & CO.
                                              Certified Public Accountants

Salt Lake City, Utah
August 2, 2000

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                           June 30, December 31,
ASSETS .................................................    2000        1999
                                                          ---------   ---------
Current Assets:
Cash & Cash Equivalents ................................  $   2,123   $    --
                                                          ---------   ---------
     Total Current Assets ..............................      2,123        --

Fixed Assets:
Equipment ..............................................    112,076        --
Less Accumulated Depreciation ..........................     (3,573)       --
                                                          ---------   ---------
     Total Fixed Assets ................................    108,503        --

Other Assets:
Intangible Assets ......................................      5,000        --
Less Accumulated Amortization ..........................       (135)       --
                                                          ---------   ---------
     Total Other Assets ................................      4,865        --
                                                          ---------   ---------

     Total Assets ......................................  $ 115,491   $    --
                                                          =========   =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses ....................  $ 245,812   $   4,813
Shareholder Loans ......................................    611,533        --
                                                          ---------   ---------
     Total Liabilities .................................    857,345       4,813

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,850,000 and 4,500,000
    Shares at June 30, 2000 and December 31, 1999 ......     13,850       4,500
  Paid-In Capital ......................................  3,163,635        --
  Currency Translation Adjustments .....................    (12,545)       --
  Retained Deficit .....................................     (1,200)     (3,215)
  Deficit Accumulated During the
    Development Stage ..................................  (3,905,594)    (6,098)
                                                          ---------   ---------
     Total Stockholders' Equity ........................   (741,854)     (4,813)
                                                          ---------   ---------

     Total Liabilities and
       Stockholders' Equity ............................  $ 115,491   $    --
                                                          =========   =========


                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                     Cumulative
                                                                                        since
                                                                                      inception
                               For the three months ended   For the six months ended     of
                                          June 30,                  June 30,         development
                                -------------------------   -----------------------
                                   2000          1999           2000        1999        stage
                                -----------   -----------   -----------  ----------  -----------
Revenues: ....................  $      --     $      --     $      --    $     --    $      --

Expenses:
  Research & Development .....      145,432          --       3,171,832        --      3,171,832
  General & Administrative ...      196,769          --         715,453        --        721,551
                                -----------   -----------   -----------  ----------  -----------

     Net Operating Loss ......     (342,201)         --      (3,887,285)       --     (3,893,383)

Other Income (Expense)
  Interest, Net ..............      (12,601)         --         (12,211)       --        (12,211)

     Net Loss ................  $  (354,802)  $      --     $(3,899,496) $     --    $(3,905,594)
                                ===========   ===========   ===========  ==========  ===========

Basic & Diluted loss per share  $     (0.03)  $      --    $      (0.28) $     --
                                ===========   ============  ===========  ==========


















                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                             Since
                                                                           Inception
                                               For the six months ended       of
                                                       June 30,           Development
                                               -------------------------
                                                  2000          1999         Stage
                                               -----------   -----------  -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................  $(3,899,496) $       --    $(3,905,594)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Depreciation & Amortization ...............        3,708          --          3,708
  Accrued Interest on Shareholder Loans .....       12,616                     12,616
  Currency Translation Adjustment ...........      (12,545)         --        (12,545)
  Stock issued for Research & Development ...    2,995,000          --      2,995,000
   Compensation Expense on Stock Options ....      175,000          --        175,000
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses .......      240,999          --        245,612
                                               -----------   -----------  -----------
  Net Cash Used in operating activities .....     (484,718)         --       (486,203)
                                               -----------   -----------  -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets ....................     (112,076)         --       (112,076)
                                               -----------   -----------  -----------
Net cash provided by
  investing activities ......................     (112,076)         --       (112,076)
                                               -----------   -----------  -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..........         --            --          1,485
Proceeds from Shareholder Loans .............      598,917          --        598,917
                                               -----------   -----------  -----------
Net Cash Provided by
  Financing Activities ......................      598,917          --        600,402
                                               -----------   -----------  -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .................        2,123          --          2,123
Cash and Cash Equivalents
  at Beginning of Period ....................         --            --           --
                                               -----------   -----------  -----------
Cash and Cash Equivalents
  at End of Period ..........................  $     2,123   $      --    $     2,123
                                               ===========   ===========  ===========


                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                       Cumulative
                                                                                         Since
                                                                                       Inception
                                                             For the six months ended     of
                                                                     June 30,          Development
                                                             ------------------------
                                                                2000         1999        Stage
                                                             -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ................................................  $      --    $      --    $      --
  Franchise and income taxes ..............................  $      --    $      --    $       250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock exchanged for Intangible Assets ..............  $     5,000  $      --    $     5,000























                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

           The unaudited financial statements as of June 30, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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

       Patents and Trademarks                             17 years

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

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
                                                                  Per-Share
                                  Income          Shares            Amount
                                  ------          ------            ------
                                (Numerator)    (Denominator)

                                   For the three months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders   $     (354,802)      13,850,000   $         (0.03)
                              ==============  ===============   ===============

                                   For the six months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders   $    (3,899,496)      13,850,000   $        (0.28)
                              ===============  ===============   ==============

                                   For the three months ended June 30, 1999
Basic Loss per Share
Loss to common shareholders   $             -        9,000,000   $            -
                              ===============  ===============   ==============


                                   For the six months ended June 30, 1999

Basic Loss per Share
Loss to common shareholders   $             -         9,000,000  $            -
                              ===============  ================  ==============

           The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $720,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements,

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)

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

NOTE 4 - RENT EXPENSE

           The Company occupies certain executive offices in Toronto, Ontario, Canada under a noncancellable leases. This lease is for office space and expires August 2000. The current lease requires rental payments of approximately $1,207 ($1,750 Canadian Dollars) per month.

           On April 1, 2000, the Company signed a one year noncancellable lease on development center offices in Toronto, Ontario, Canada. This lease expires March 2001. The current lease requires rental payments of approximately $1,076 ($1,560 Canadian Dollars) per month.

           On July 10, 2000, the Company signed a lease on additional development office space in Toronto, Ontario, Canada. This lease expires March 31, 2001. The lease requires rental payments of approximately $914 ($1,325 Canadian Dollars) per month.

           It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

           The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-----------------------
2000                                               $             14,354
2001                                                              5,970
2002                                                                  -
2003                                                                  -
2004                                                                  -
Thereafter                                                            -
                                                   --------------------

Total minimum future lease payments                $             20,324
                                                   ====================

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
                                   (Continued)


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

NOTE 6 - STOCK OPTIONS AND WARRANTS

           On March 16, 2000 the Board of Directors authorized and issued stock options to a Director for purchase 50,000 shares of the Company's restricted common stock at a price of $2.00 per share. The options expire March 2002. As of June 30, 2000, no options have been exercised. Compensation in the amount of $175,000 has been recorded in the accompanying financial statements as a result of the issuance of these options

NOTE 7 - RELATED PARTY TRANSACTIONS

           During 2000, shareholders of the Company have loaned $598,917 to the Company. The loans are payable on demand and accrue interest at 10% beginning April 1, 2000.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
                                   (Continued)

NOTE 8 - EMPLOYMENT CONTRACTS

           The Company signed employment contracts with Messrs. Rodgers, Austin, Pritchard and Figueroa as follows:

                                            Annual                Deferred
            Name                         Remuneration              Amount
---------------------------------   --------------------   --------------------

Rodgers                             $            250,000   $             75,000
Austin                              $            180,000   $             60,000
Pritchard                           $            120,000   $             25,000
Figueroa                            $            100,000   $             15,000

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

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
                                   (Continued)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

The Company is in business to provide quality managed distance learning systems, and intends to grow and achieve an above-average financial return by maintaining a significant share of the international public school distance and e-learning market, as well as the corporate training, professional continuing education and infomercial marketplaces.

On January 15, 2000 the Company acquired the Mentor On Call Managed E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in 105 countries. The assets also include the Trademark and domain name "Mentor On Call". The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant.

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

Plan of Operation

The company has executed a Letter of Agreement for a Private Equity Line of Common Stock pursuant to Regulation D and in the amount of $35 million. The line is subject to completion of due diligence and is for 36 months from the Registration Date.

The plan calls for the Company to follow up on Drake International testing of the Mentor On Call proprietary E-learning System.

The company shall allocate $300,000 to perfection of patent pending numbers in 105countries pursuant to the Paris Convention, from proceeds of Private Placement.

The company is continuing the customization of its E-learning System to meet the specific needs of subscribers with prime emphasis targeted to the requirements of Application System Service Providers. An amount of $1,300,000 is allocated towards this goal pursuant to our business plan.

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

Employees

At June 30, 2000, the Company had 10 full-time employees.


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

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The following exhibits are included as part of this report:
Exhibit
Number               Exhibit

3.1                  Articles of Incorporation (1)
3.2                  Amended Articles of Incorporation (1)
3.3                  Bylaws (1)
10.1                 Asset Acquisition Agreement(2)
10.2                 Unanimous Shareholders Agreement(2)
10.3                 Executive Employment Contract with James N. Rodgers(2)
10.4                 Executive Employment Contract with Edwin W. Austin(2)
10.5                 Executive Employment Contract with John J. Pritchard(2)
10.6                 Executive Employment Contract with Jason R. Figueroa(2)
10.7                 Escrow Agreement(2)
27.1                 Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

(2) Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed on May 8, 2000.


           (b) The Company filed a report on Form 8-K on April 5, 2000 to report a change in control of the company effective January 15, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              MENTOR ON CALL, INC.
                                  (Registrant)


Date:      August 8, 2000                  By:       /s/ James N. Rodgers
                                                     James N. Rodgers,
                                                     President, CEO and Chairman


Date:      August 8, 2000                  By:       /s/ Edwin W. Austin
                                                     Edwin W. Austin,
                                                     CFO, COO and Director