Form 10QSB
period 2000-09-30
MENTOR ON CALL INC
filed 2000-11-13
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from ___________________ To ________________________

                         Commission file number 0-27739
                                                -------

                              MENTOR ON CALL, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   77-0517966
------------------------------------            ---------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 13,850,000
-----------------------------------

Transitional Small Business Disclosure Format (check one).  Yes      ;  No   X
                                                               ----         ---

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                 Respectfully submitted



                                                 /s/ ROBISON, HILL & CO.
                                                 Certified Public Accountants

Salt Lake City, Utah
November 8, 2000

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      September 30, December 31,
ASSETS ..............................................     2000         1999
                                                       ----------   ----------
Current Assets:
Cash & Cash Equivalents .............................. $     --     $     --
                                                       ----------   ----------
     Total Current Assets ............................       --           --

Fixed Assets:
Equipment ............................................    123,464         --
Less Accumulated Depreciation ........................     (8,907)        --
                                                       ----------   ----------
     Total Fixed Assets ..............................    114,557         --

Other Assets:
Intangible Assets ....................................      5,000         --
Less Accumulated Amortization ........................       (209)        --
                                                       ----------   ----------
     Total Other Assets ..............................      4,791         --
                                                       ----------   ----------

     Total Assets .................................... $  119,348   $     --
                                                       ==========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses .................. $  678,454   $    4,813
Bank Overdraft .......................................      6,519         --
Shareholder Loans ....................................    766,072         --
                                                       ----------   ----------
     Total Liabilities ...............................  1,451,045        4,813

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,850,000 and 4,500,000
    Shares at September 30, 2000 and December 31, 1999     13,850        4,500
  Paid-In Capital ....................................  3,163,635         --
  Currency Translation Adjustments ...................    (12,389)        --
  Retained Deficit ...................................     (1,200)      (3,215)
  Deficit Accumulated During the
    Development Stage ................................ (4,495,593)      (6,098)
                                                       ----------   ----------
     Total Stockholders' Equity ...................... (1,331,697)      (4,813)
                                                       ----------   ----------

     Total Liabilities and
       Stockholders' Equity .......................... $  119,348   $     --
                                                       ==========   ==========



                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                              Cumulative
                                                                                since
                                                                               inception
                        For the three months ended  For the nine months ended     of
                                   September 30,        September 30,          development
                                ------------------- ----------------------   -------------
                                  2000       1999      2000         1999       stage
                                ----------  ------- -----------  ---------   -----------
Revenues: ....................  $     --    $  --   $      --    $    --     $      --

Expenses:
  Research & Development .....    260,533      --     3,432,365       --       3,432,365
  General & Administrative ...    312,515      --     1,027,968       --       1,034,066
                                ---------   ------- -----------  ---------   -----------

     Net Operating Loss ......   (573,048)     --    (4,460,333)      --      (4,466,431)

Other Income (Expense)
  Interest, Net ..............    (16,952)     --       (29,163)      --         (29,163)

     Net Loss ................  $(590,000)  $  --   $(4,489,496) $    --     $(4,495,594)
                                =========   ======= ===========  =========   ===========

Basic & Diluted loss per share  $   (0.04)  $  --   $     (0.32) $    --
                                =========   ======= ============ =========
















                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                         Cumulative
                                                                          Since
                                                                         Inception
                                              For the nine months ended     of
                                                  September 30,          Development
                                              ------------------------   -----------
                                                   2000         1999       Stage
                                               -------------  --------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................  $  (4,489,496) $   --     $(4,495,594)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Depreciation & Amortization ...............          9,116      --           9,116
  Accrued Interest on Shareholder Loans .....         29,567                  29,567
  Currency Translation Adjustment ...........        (12,389)     --         (12,389)
  Stock issued for Research & Development ...      2,995,000      --       2,995,000
   Compensation Expense on Stock Options ....        175,000      --         175,000
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses .......        673,940      --         678,553
                                               -------------  --------   -----------
  Net Cash Used in operating activities .....       (619,262)     --        (620,747)
                                               -------------  --------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets ....................       (123,464)     --        (123,464)
                                               -------------  --------   -----------
Net cash provided by
  investing activities ......................       (123,464)     --        (123,464)
                                               -------------  --------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..........           --        --           1,485
Bank Overdraft ..............................          6,221      --           6,221
Proceeds from Shareholder Loans .............        736,505      --         736,505
                                               -------------  --------   -----------
Net Cash Provided by
  Financing Activities ......................        742,726      --         744,211
                                               -------------  --------   -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .................           --        --            --
Cash and Cash Equivalents
  at Beginning of Period ....................           --        --            --
                                               -------------  --------   -----------
Cash and Cash Equivalents
  at End of Period ..........................  $        --    $   --     $      --
                                               =============  ========   ===========



                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                                Cumulative
                                                                                  Since
                                                                                Inception
                                                      For the nine months ended    of
                                                               September 30,    Development
                                                            --------------------
                                                               2000       1999    Stage
                                                             ---------  --------  ------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ................................................  $    --    $   --    $ --
  Franchise and income taxes ..............................  $    --    $   --    $  250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock exchanged for Intangible Assets ..............  $   5,000  $   --    $5,000




















                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


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

Concentrations of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                               Per-Share
                                 Income         Shares           Amount
                                 ------         ------           ------
                               (Numerator)   (Denominator)

                               For the three months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders $      (590,000)     13,850,000   $         (0.04)
                            ===============  ==============   ===============

                               For the nine months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders $    (4,489,496)     13,850,000   $         (0.32)
                            ===============  ==============   ===============

                               For the three months ended September 30, 1999
Basic Loss per Share
Loss to common shareholders $          --         9,000,000   $          --
                            ===============  ==============   ===============

                               For the nine months ended September 30, 1999

Basic Loss per Share
Loss to common shareholders $          --         9,000,000   $          --
                            ===============  ==============   ===============

     The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,034,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements,

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)
because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - RENT EXPENSE

     The Company occupies certain executive offices in Toronto, Ontario, Canada under a noncancellable leases. This lease is for office space and expires November 2000. The current lease requires rental payments of approximately $1,207 ($1,750 Canadian Dollars) per month.

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

     The minimum future lease payments under these leases for the next five years are:


        Year Ended December 31,
---------------------------------------
           2000                                  $             5,928
           2001                                                5,970
           2002                                                    -
           2003                                                    -
           2004                                                    -
           Thereafter                                              -
                                                 -------------------

           Total minimum future lease payments   $            11,898
                                                 ===================

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


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

NOTE 6 - STOCK OPTIONS AND WARRANTS

     On March 16, 2000 the Board of Directors authorized and issued stock options to a Director for purchase 50,000 shares of the Company's restricted common stock at a price of $2.00 per share. The options expire March 2002. As of September 30, 2000, no options have been exercised. Compensation in the amount of $175,000 has been recorded in the accompanying financial statements as a result of the issuance of these options

NOTE 7 - RELATED PARTY TRANSACTIONS

     During 2000, shareholders of the Company have loaned $736,505 to the Company by way of cash advances, provision of office facilities, and payment of services. The services provided are subject to further review and may be subject to reduction during the next quarter. The loans are payable on demand and accrue interest at 10% beginning April 1, 2000.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 8 - EMPLOYMENT CONTRACTS

     The Company signed employment contracts with Messrs. Rodgers, Austin, Pritchard and Figueroa as follows:


                                 Annual                Deferred
       Name                   Remuneration              Amount
------------------------   --------------------   --------------------

Rodgers                    $            250,000   $             75,000
Austin                     $            180,000   $             60,000
Pritchard                  $            120,000   $             25,000
Figueroa                   $            100,000   $             15,000

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

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

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

Plan of Operation

The company has executed a Letter of Agreement for a Private Equity Line of Common Stock pursuant to Regulation D and in the amount of $35 million and is for 36 months from the Registration Date. Final Agreements were executed on September 8, 2000.

The plan calls for the Company to follow up on Drake International testing of the Mentor On Call proprietary E-learning System.

The company shall allocate $300,000 to perfection of patent pending numbers in 105 countries pursuant to the Paris Convention, from proceeds of Private Placement.

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

Employees

At September 30, 2000, the Company had 13 full-time individual contractors and employees.




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


(b) The Company has not filed a Form 8-K during the period ended September 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              MENTOR ON CALL, INC.
                                  (Registrant)


Date:      November 13, 2000               By: /s/ James N. Rodgers
                                               James N. Rodgers,
                                               President, CEO and Chairman


Date:      November 13, 2000               By: /s/ Edwin W. Austin
                                               Edwin W. Austin,
                                               CFO, COO and Director