Form 10KSB
period 2000-12-31
MENTOR ON CALL INC
filed 2001-03-28
CIK 1096296

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For The Fiscal Year Ended: December 31, 2000

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                   For the transition period from           To

                           Commission file number         0-27739
                                                          -------

                              MENTOR ON CALL, INC.
                 (Name of small business issuer in its charter)

        NEVADA                                               77-0517966
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation)

         40 King St. West, Suite 4900, Toronto, Ontario, Canada M5H 4A2
                    (Address of principal executive offices)

                                 (416) 777-6714
                (Issuer's telephone number, including area code)

Securities  registered  pursuant to Section  12(b) of the Act:  None
Securities  registered  pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                       Total pages:     17
                                                                       ----
                                                Exhibit Index Page:     15
                                                                       ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

At December 31, 2000, the aggregate market value of all shares of voting stock held by non-affiliates was $2,527,686. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2000, was as follows: Common Stock $.001 par value, 16,377,686 shares.

Total revenues for fiscal year ended December 31, 2000: $0

At December 31, 2000, the number of shares of common stock outstanding was 16,377,686.


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional  Small  Business  Disclosure  Format  (check one):  Yes ; No X

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

On January 15, 2000 the Company declared a nine-for-one forward stock split of its common stock. Following this split the Company issued 9,350,000 post-split restricted shares of the Company as consideration for the assets Mentor On Call Holdings, Inc. (Formerly Mentor On Call, Inc.), a Barbadian International Business Corporation ("Holdings") valued at $3,000,000. The stock issuance resulted in a total of 13,850,000 issued and outstanding shares of the Company, of which Holdings controls approximately 67.5%. The name of the Company was then changed to Mentor On Call, Inc. to reflect the Company's new direction.

Mentor On Call, Inc. aims to provide a proprietary, web enabled, computer based managed E- learning system along with streaming videos and other proprietary technologies to educational institutions and corporations to enhance learning and corporate training.

Mentor On Call, Inc. aims to provide 7/24/365 call center technology to provide realtime assistance and service to learners and educators.

Secondary operations envisage enhancing the current "infomercial" marketplace through the detailed, on demand, visual and audio display and digital delivery of products currently marketed through radio and television commercial spots.

Distribution of interactive video call center services and distance learning will be facilitated through broadband connectivity devices aimed at providing residential and small business users with high speed access.

Our executive offices are located at 40 King Street West, Suite 4900, Toronto, Ontario, Canada M5H 4A2 and our telephone number is (416) 777-6714.

Mentor On Call Website.
----------------------

Our Internet website is located at www.mentoroncall.com.

Bandwidth Growth.

In order to view good quality film and video files over the Internet, subscribers will require a cable modem, DSL or comparable high-bandwidth connection. Research indicates that cable companies will be the leading provider of residential broadband service. By 2004, the industry expects a total of 31.8 million North American subscribers with high-bandwidth access.

The following table identifies current and expected trends in the adoption of high bandwidth Internet access. These high-end bandwidth users represent computer users with the capacity to use services provided by us (Source: Paul Kagen and Associates)


   Year       Cable Modem Users DSL Subscriber Users  Total High Bandwidth Users
----------      ----------         ----------         ----------
   1999          1,460,000            420,000          1,880,000
   2000          3,600,000          2,400,000          6,000,000
   2001          7,590,000          4,170,000         11,760,000
   2002         12,950,000          7,090,000         20,040,000
   2003         15,840,000         10,590,000         26,430,000
   2004         18,980,000         12,910,000         31,890,000


A quickening pace of development in both technology and content available to users of the World Wide Web parallels this increase in Internet access speed. New technologies such as video and audio streaming enable the creation of new forms of content, combining aspects of traditional, narrowband web design (including text, graphics, and hyper-links) with the video-based production concepts of television. While this market is growing rapidly, it presently accounts for a small percentage of the Internet users online today. Accordingly, most companies involved in the development of technology and content for the Web are focusing on solutions that are intended to provide an acceptable experience for the predominant narrowband customer, while offering an improved version of the same experience to broadband users.

Growth of Online Commerce.

The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including buying consumer goods, trading securities, paying bills and purchasing airline tickets. International Data Corporation estimates that approximately 28% of Web users purchased goods or services over the Web in 1998 and that approximately 40% of Web users will make online purchases in 2002. Jupiter Communications estimates that retail consumer purchases of goods and services over the Internet will increase from $5.0 billion in 1998 to $29.4 billion in 2002. We believe that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their websites, attract customers and facilitate transactions.

Growth of Internet Advertising.

The Web is evolving into an important medium for advertisers due to its interactive nature, global reach, rapidly growing audience and the expected increase in online commerce. Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and cost effectively in response to customer behavior and product availability.

We anticipate an increase in online advertising. Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $1.3 billion in 1998 to $10.4 billion in 2003, representing a 52% compounded annual growth rate. International online ad spending is expected to grow from $0.2 billion in 1998 to $4.7 billion in 2003, representing an 87% compounded growth rate. By comparison, Broadcasting & Cable estimates that $130 billion was spent in 1998 on traditional media advertising in the U.S., including television, radio, outdoor and print. Until recently, the leading Internet advertisers have been technology companies, search engines and Web publishers. However, many of the largest advertisers utilizing traditional media, including consumer products companies and automobile manufacturers, are expanding their use of online advertising. We believe that online advertising will continue to capture an increasing share of available advertising dollars and that this trend will drive demand for online ad inventory and for sophisticated Internet advertising solutions.

Driven by the growing online population, the rise in time spent online and increasing digital commerce adoption, online advertising revenues have surpassed outdoor advertising and will exceed spending for cable advertising. By 2003, roughly three- quarters of today's radio spending will be converted to Internet advertising.


Item 2.  DESCRIPTION OF PROPERTY.

The Company occupies certain executive offices in Toronto, Ontario, Canada under a short term lease. This lease can be canceled on sixty days notice. The current lease requires rental payments of approximately $200 ($300 Canadian Dollars) per month.

On April 1, 2000, the Company signed a one year noncancellable lease on development center offices in Toronto, Ontario, Canada. This lease expires March 2001. The current lease requires rental payments of approximately $1,040 ($1,560 Canadian Dollars) per month.

On July 10, 2000, the Company signed a lease on additional development office space in Toronto, Ontario, Canada. This lease expires March 31, 2001. The lease requires rental payments of approximately $883 ($1,325 Canadian Dollars) per month. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

Item 3.  LEGAL PROCEEDINGS.

The Company is subject to claims and suits arising in the ordinary course of business, and as such, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated. At the time of this filing, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


Item 4.  SUBMISSION OF MATTERS T0 A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is presently listed and traded on the NASD's Over-The-Counter Bulletin Board exchange under the symbol "MNOC." However, there is currently no "established trading market" for the Company's common stock, and no assurance can be given that any current market for the Company's common stock will continue to develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company (this requirement will be satisfied by the filing and effectiveness of this Registration Statement, the passage of 90 days and the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission); limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form
144. There are approximately 9,350,000 restricted shares of the Company eligible for trading as of the date of this filing.

The following quotations were provided by Standard and Poor's ComStock and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.


          Quarter ended:                              High            Low
                                                      -----           -----
December 31, 2000 ..............................      0.800           0.190
September 30, 2000 .............................      2.812           0.550
June 30, 2000 ..................................      5.310           1.770
March 30, 2000 (1) .............................      7.750           3.062

           (1) Effective January 15, 2000, the Company declared a 9- for-1 forward stock split of its Common Stock.

(i) With the exception of the 800,000 warrants held by Swartz Private Equity, the Option rights set forth in the Company's Employee Option Plan, 50,000 options held by David Smith, a Director, and 145,000 warrants held by Ong Kim Kiat, 130 Coronation Road, Singapore, Republic of Singapore has been granted 145, 000 warrants there is currently no Common Stock of the Company which is subject to outstanding options or warrants to purchase.

(ii) There are currently approximately 9,350,000 shares of the Company's Common Stock which are eligible to be sold under Rule 144 of the Securities Act of 1933 as amended.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the

Company, the offering of which could have a material effect on the market price of the issuer's common equity.

Holders

As of December 31, 2000, the Company had approximately 50 shareholders of record.

Applicability of Low-Priced Stock Risk Disclosure Requirements.

Our securities will be considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any national exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Dividend Policy

We have not paid any dividends to date. In addition, we do not anticipate paying dividends in the immediately foreseeable future. The Board of Directors of the Company will review this dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the our earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Reports to Shareholders

The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. We are required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our Common Stock is Pacific Stock Transfer Company at 5844 S. Pecos Road, Suite D, Las Vegas, Nevada 89120.


Recent Sales of Unregistered Securities

During 2000, shareholders of the Company have loaned $809,544 to the Company by way of cash advances, provision of office facilities, and payment of services. The loans have been repaid in full through issuance of Regulation S Private Placement shares at a strike price of $0.80 in the amount of 971,169 shares, subject to section 144 trading restriction.

During December 2000, 32 investors, placed $260,000 into the Company by way of Regulation S Private Placement. The total shares issued equal 1,556,517 with 50,000 shares to be issued as of December 31, 2000.

On December 26, 2000 David Smith was offered and accepted 200,000 shares at a price of $0.32 per share in consideration of undertaking the responsibility of Chairman of the Board of Mentor On Call, Inc., effective February 28, 2001


Option/SAR Grants in Last Fiscal Year

     The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year by the chief executive officer and chief financial officer of the Company.


                       Number of   % of Total    Exercise   Expiration Potential
                       Securities  Option        Price ($)   Date      Realizable Value
                       Underlying  Granted to                          at assumed annual
                       Options     Employees                           rates of stock price
                       Granted                                         appreciation for
                                                                       option term ($)
                                                                       5%      10%
David Smith (1)         50,000         100%      2.00      03/16/2002
Swartz Private
Equity, LLC (2)        800,000           -       1.75      07/05/2005
Ong Kim Kiat (3)       145,000           -       0.56      09/23/2002


           (1) On March 16, 2000 the Board of Directors authorized and issued stock options to David Smith, a Director, for purchase 50,000 shares of the Company's restricted common stock at a price of $2.00 per share. The options expire March 2002.

           (2) On July 5, 2000 the Company issued warrants to Swartz Private Equity, LLC for 800,000 shares of common stock. The warrants are exercisable for a period of five years from July 5, 2000, with an initial exercise price of $1.75. The price of these warrants will be adjusted semi-annually on January 5 and July 5 to equal the lesser of the initial exercise price or 100 percent of the lowest closing bid price of the common stock for the five trading days ending on any six-month anniversary dat of the dat of issuance.

           (3) Investor Ong Kim Kiat, 130 Coronation Road, Singapore, Republic of Singapore has been granted 145, 000 warrants at a price of $0.56 dated September 23, 2000 exercisable until 5:00 pm EDT on September 23, 2002 as additional consideration for stockholder loans and consideration of a Private Placement made into Mentor On Call, Inc. on September 23, 2000.

As of December 31, 2000, no options have been exercised.


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

Employees

At December 31, 2000, the Company had 2 full-time individual contractors and employees.


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



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

All directors are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Articles of Incorporation of the Registrant. Executive officers are appointed and serve at the pleasure of the Board of Directors.

The following  persons are the current  directors and executive  officers of the
Company:

JAMES N.  RODGERS -  Chairman,  President  and C.E.O  Date  Position  Commenced:
January 18, 2000 Term of Office: Expires January 18, 2005 Address: 40 King St. West, Suite 4900, Toronto, Ontario, Canada Age: 48

A lawyer by profession, Jim Rodgers has an extensive senior management background and has undertaken a plethora of entrepreneurial initiatives during his more than 23-year career. He has been responsible for publicly listing and financing over 200 companies in Canada, the U.S. and England and has held management positions ranging from President to CEO of national and international organizations. More recently he took a smart card company called Net1 UEPS public and negotiated technology agreements between the company and Visa wherein Visa acquired certain rights to Net1's patented technology. Prior to joining Mentor On Call, Inc. as C.E.O. in January of this year, Mr. Rodgers took Crystel Telecommunications.com, an Internet telephone company, public and served as C.E.O. until spring of 1999.

EDWIN W. AUSTIN - Chief Operating Officer, Chief Financial Officer and Director Date Position Commenced: January 18, 2000 Term of Office: Expires January 18, 2005 Address: 40 King St. West, Suite 4900, Toronto, Ontario, Canada Age: 62

A Chartered Accountant by profession and an international business executive by vocation, Edwin Austin has a 30 year management career that spans the oil, financial services, steel and technology industries. He has held management positions ranging from Chief Financial Officer to President to Chairman of a variety of companies, both national and international, and has extensive directorship experience. More recently he served as Chief Financial Officer for Net1 UEPS Technologies and Crystel Telecommunications.com, both of which are Nasdaq-listed public companies.


Item 10.  EXECUTIVE COMPENSATION.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the period ended December 31, 2000. The Company has employment contracts with Messrs. Rodgers, Austin, Pritchard and Figueroa as follows:

                           SUMMARY COMPENSATION TABLE


                                                                           Long Term Compensation
                                                               --------------------------------------------
                               Annual Compensation                   Awards                 Payouts
                              ---------------------
                                                                   ---------              ----------
     (a)           (b)    (c)         (d)             (e)        (f)         (g)         (h)        (i)
                                                     Other                Securities
                   Year                              Annual    Restricted Underlying               All Other
                   Ended                             Compen-   Stock      Options/      LTIP       Compen-
Name and           Dec.  Salary       Bonus          sation    Award(s)   SAR's         Payouts    sation
Principal Position 31    ($)(1)       ($)             ($)       ($)       (no.)         ($)        ($)

-------------------------------------------------------------------------------------------------------------

James N. Rogers .  2001  250,000  (1)  125,000   (2)  5,400   (3) --    250,000          --        --
(President, CEO,   2000  250,000  (1)     --           --         --       --            --        --
& Chairman)

Edwin W. Austin .  2001  180,000  (1)  125,000  (2)  4,500    (3) --    250,000          --        --
(COO & CFO) .....  2000  180,000  (1)     --           --         --       --            --        --

John J. Pritchard  2000  120,000  (1)  125,000  (2)  3,600     (3)  -  250,000           --        --
(Former Senior
Vice President)

Jason Figueroa ..  2000  100,000  (1)  125,000  (2)  3,600     (3)  -  250,000           --        --
(Former Vice
President)

           (1) Deferred Salaries vest when the Company retains earnings of $750,000 in one quarter and are then payable in equal monthly amounts over the ensuing six month period. Benefits are in a packaged value at a minimum of ten percent of salary and a maximum of fifteen percent of salary. Fully paid vacation of four weeks per annum each.

           (2) A Project Completion Bonus of $125,000 for each of Rodgers, Austin, Pritchard and Figueroa is available and payable on the completion and acceptance of the Learning Management System by the Chief Executive Officer of the Company and by outside clients and conditional upon receipt of a minimum of $1,500,000 from licences.

           (3) Automobile allowance available when the Company is earning a profit of a minimum of $750,000 in any one quarter as follows:
           Rodgers $450 per month, Austin $375 per month, Prichard $300 per month, and Figueroa $300 per month.

           (4) Each of Rodgers, Austin, Pritchard and Figueroa will be granted stock options of 250,000 to each with a strike price of $2.00 per share exercisable for a period of five years upon payment of the project completion bonus.

Long-Term Compensation

As of December 31, 2000, being a date within 135 days of this Registration Statement, we have not implemented an Employee Option Plan for our officers, directors and certain key consultants.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Security ownership of management. The table below sets for the ownership, as of December 31, 2000, by all directors and nominees, and each of the named executive officers of the Company, and directors and executive officers of the registrant as a group.


                 Name and address of                Amount and nature Percentage
Title of         beneficial owner                   of beneficial     of Class
Class                                               ownership (1)
------         -------------------------------      ----------------  ----------
Common         James N. Rodgers (2)                 4,675,000 (3)      28.5%
               40 King St. West Suite 4900          (affiliate)
               Toronto, Ontario Canada
Common         Edwin W. Austin (2)                  4,675,000 (3)      28.5%
               40 King St. West Suite 4900          (affiliate)
               Toronto, Ontario Canada
Common         All Officers and Directors as        9,350,000          57%
               a Group

           (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

           (2) Rodgers and Austin beneficially own their shares in Mentor On Call, Inc. through their equity ownership in Mentor On Call Holdings, Inc., an International Business Corporation organized pursuant to the laws of the Country of Barbados, West Indies (hereinafter referred to as "Holdings"). Holdings owns 9,350,000 shares of Mentor On Call, Inc. which it acquired as part of the Asset Acquisition Agreement entered into with the Company in January, 2000.

           (3) Pursuant to the terms of the Unanimous Shareholders Agreement of Mentor On Call Holdings, Inc., John Pritchard and Jason Figueroa have contingent equity interests of 2,337,500 shares each in Mentor On Call Holdings, Inc. Section 2.7 of the Unanimous Shareholders Agreement states, in pertinent part, that "the interest of Pritchard and Figueroa in Holdings shall not vest until all deliverables are presented and accepted after successful third party adjudication as follows: Functional Specifications, Functional Prototype, Proof of Concept, Detailed Design, Development, User Acceptance, Testing, Implementation plus full User and Technical Documentation and Source Code." As of the date of this filing, the interests of Pritchard and Figueroa have not vested.

Except as otherwise set forth herein, there are no agreements between or among any of the shareholders which would restrict the issuance of shares in a manner that would cause any change of control of the registrant. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2000, shareholders of the Company have loaned $809,544 to the Company by way of cash advances, provision of office facilities, and payment of services. The loans have been repaid in full through issuance of Regulation S Private Placement shares at a strike price of $0.80 in the amount of 971,169 shares, subject to section 144 trading restriction.

During the last quarter of 2000, 32 investors placed $260,000 into the Company by way of Regulation S Private Placement. The total shares issued equal 1,556,517 with 50,000 shares to be issued as of December 31, 2000.



Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) The following documents are filed as part of this report.

1.  Financial Statements                                                   PAGE
                                                                           ----

Independent Auditor's Report                                                F-1
Balance Sheets,
  December 31, 2000 and 1999                                                F-2
Statements of Income,
  For the Years Ended December 31, 2000 and 1999                            F-3
Statements of Stockholders' Equity,
  For the Period from October 22, 1996 (inception) to December 31, 2000 F-4 Statements of Cash Flows,
  For the Years Ended December 31, 2000 and 1999                            F-6

Notes to Financial Statements                                               F-7

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

     (b) No reports on Form 8-K were filed during quarter ended December 31, 2000.

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

Date:      March 27, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/ James N. Rodgers
           James N. Rodgers,
           President, CEO and Chairman

Date:      March 27, 2000


By:        /s/ Edwin W. Austin
           Edwin W. Austin,
           CFO, COO and Director

Date:      March 27, 2001

                              Mentor On Call, Inc.


                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2000 and 1999...............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2000 and 1999...................................F - 3

Statement of Stockholders' Equity for the
  Period from October 22, 1996 (inception) to December 31, 2000............F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999...................................F - 6

Notes to Financial Statements..............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


     We have audited the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, cash flows for the two years ended December 31, 2000, and the statement of stockholders' equity for the period from October 22, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mentor On Call, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

                                            Respectfully submitted



                                            /s/ ROBISON, HILL & CO.
                                            Certified Public Accountants

Salt Lake City, Utah
March 21, 2001

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                             December 31,
                                                        -----------------------
ASSETS .............................................       2000          1999
                                                        -----------     -------
Current Assets:
Cash & Cash Equivalents ............................    $    31,743     $  --
Lease Deposit ......................................            200        --
                                                        -----------     -------
     Total Current Assets ..........................         31,943        --

Fixed Assets:
Furniture and Equipment ............................         86,226        --
Less Accumulated Depreciation ......................        (15,755)       --
                                                        -----------     -------
     Total Fixed Assets ............................         70,471        --

Other Assets:
Intangible Assets ..................................          6,702        --
Less Accumulated Amortization ......................           (302)       --
                                                        -----------     -------
     Total Other Assets ............................          6,400        --
                                                        -----------     -------

     Total Assets ..................................    $   108,814     $  --
                                                        ===========     =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable ...................................    $    64,831     $ 4,813
Accrued Salaries & Vacation ........................        487,501        --
                                                        -----------     -------
     Total Liabilities .............................        552,332       4,813

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 16,377,686 and 4,500,000
    Shares at December 31, 2000 and 1999 ...........         16,378       4,500
  Common Stock to be Issued, 50,000 Shares at
    December 31, 2000 ..............................             50        --
  Paid-In Capital ..................................      4,315,520       5,985
  Currency Translation Adjustments .................          1,036        --
  Retained Deficit .................................         (9,200)     (9,200)
  Deficit Accumulated During the
    Development Stage ..............................     (4,767,302)     (6,098)
                                                        -----------     -------
     Total Stockholders' Equity ....................       (443,518)     (4,813)
                                                        -----------     -------

     Total Liabilities and
       Stockholders' Equity ........................    $   108,814     $  --
                                                        ===========     =======


   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                    Cumulative
                                                                    since
                                                                    July 9, 1999
                                        For the year ended          inception of
                                           December 31,             development
                                        -----------------------
                                            2000         1999       stage
                                        -----------     -------     -----------
Revenues: ..........................    $      --       $  --       $      --

Expenses:
   Research & Development ..........      3,487,764        --         3,487,764
   General & Administrative ........      1,196,522       6,098       1,202,620
                                        -----------     -------     -----------

     Net Operating Loss ............     (4,684,286)     (6,098)     (4,690,484)

Other Income (Expenses)
   Interest, Net ...................        (76,918)       --           (76,918)
                                        -----------     -------     -----------

     Net Loss ......................    $(4,761,204)   $ (6,098)    $(4,767,302)
                                        ===========     =======     ===========


Basic & Diluted loss per share          $     (0.35)   $   0.00
                                        ===========     =======



















   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM OCTOBER 22, 1996 (INCEPTION) TO DECEMBER 31, 2000


                                                                                                             Since July 9,
                                                                                                             1999 Inception
                                                              Common Stock             Commutative           of
                                             Common Stock      to be Issued    Paid-In Translation Retained  Development
                                          Shares   Par Value Shares  Par Value Capital Adjustment  Deficit   Stage
                                         ---------  -------  ------  -------   -------  ------     --------  -----
Balance at October 22, 1996
 (Inception) .........................        --    $  --      --    $  --     $  --    $ --       $   --    $--

October 22, 1996 Issuance of Stock
  for services and payment of
  accounts payable ...................   1,000,000    1,000

Net Loss .............................        --       --      --       --        --      --         (1,000)  --
                                         ---------  -------  ------  -------   -------  ------     --------  -----

Balance at December 31, 1996
  as originally reported .............   1,000,000    1,000    --       --        --      --         (1,000)  --

Retroactive adjustment for 9 to 1 ....        --
  stock split January 15, 2000 .......   8,000,000    8,000    --       --        --      --         (8,000)  --
                                         ---------  -------  ------  -------   -------  ------     --------  -----

Restated balance January 1, 1997 .....   9,000,000    9,000    --       --        --      --         (9,000)  --

Net Loss .............................        --       --      --       --        --      --           (100)  --
                                         ---------  -------  ------  -------   -------  ------     --------  -----

Balance at December 31, 1997 ..........  9,000,000    9,000    --       --        --      --         (9,100)  --

Net Loss ..............................       --       --      --       --        --      --           (100)  --
                                         ---------  -------  ------  -------   -------  ------     --------  -----

Balance at December 31, 1998 ..........  9,000,000    9,000    --       --        --      --         (9,200)  --

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM OCTOBER 22, 1996 (INCEPTION) TO DECEMBER 31, 2000
                                   (Continued)


                                                                                                                      Since July 9,
                                                                                                                      1999 Inception
                                                                  Common Stock               Commutative              of
                                             Common Stock         to be Issued     Paid-In   Translation   Retained   Development
                                          Shares   Par Value   Shares  Par Value   Capital   Adjustment    Deficit    Stage
                                         ----------   ------   ------  ---------  ---------  -----------   ---------  ----------
Balance at December 31, 1998 ...........  9,000,000   $9,000     --    $    --    $    --    $             (9,200) $        --

Shares canceled ........................ (4,500,000)  (4,500)    --         --        4,500         --          --          --

Capital contributed by shareholders ....       --       --       --         --        1,485         --          --          --

Net Loss ...............................       --       --       --         --         --           --          --        (6,098)
                                         ----------   ------   ------  ---------  ---------  -----------   ---------  ----------

Balance at December 31, 1999 ...........  4,500,000    4,500     --         --        5,985         --        (9,200)     (6,098)

Issued stock in acquisition of .........       --
  subsidiary ...........................  9,350,000    9,350     --         --    2,990,650         --          --          --

Issued stock options in lieu of
  compensation ........................        --       --       --         --      175,000         --          --          --

Issued stock and warrants as
  repayments of shareholder loans .....     971,169      971     --         --      885,492         --          --          --

Issued stock in exchange for cash .....   1,556,517    1,557   50,000         50    258,393         --          --          --

Net Loss ..............................        --       --       --         --         --         (1,036)       --    (4,761,204)
                                         ----------   ------   ------  ---------  ---------  -----------   ---------  ----------

Balance at December 31, 2000             16,377,686  $16,378   50,000  $      50 $4,315,520  $    (1,036)  $  (9,200)$(4,767,302)
                                         ==========   ======   ======  =========  =========  ===========   =========  ==========

   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                  Cumulative
                                                                                     Since
                                                                                  July 9, 1999
                                                        For the years ended       Inception of
                                                            December 31,          Development
                                                        -----------------------
                                                            2000        1999         Stage
                                                        -----------   ---------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss .............................................  $(4,761,204) $   (6,098)  $(4,767,302)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Stock issued as payment of expenses & accrued interest    3,246,919        --       3,246,919
Currency translation adjustment ......................        1,036        --           1,036
Depreciation .........................................       15,755        --          15,755
Amortization .........................................          302        --             302
(Increase) decrease in lease deposit .................         (200)       --            (200)
Increase (decrease) in accounts payable ..............       60,018       4,613        64,631
Increase (decrease) in accrued payroll costs .........      487,501        --         487,501
                                                        -----------   ---------   -----------
Net cash provided by (used in) operating activities ..     (949,873)     (1,485)     (951,358)
                                                        -----------   ---------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of furniture and equipment ..................      (86,226)       --         (86,226)
Purchase of intangible assets ........................       (1,702)       --          (1,702)
                                                        -----------   ---------   -----------
  Net cash provided by investing activities ..........      (87,928)       --         (87,928)
                                                        -----------   ---------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issued in exchange for cash ....................      260,000        --         260,000
Proceeds from shareholder loans ......................      809,544        --         809,544
Capital contributed by shareholder ...................         --         1,485         1,485
                                                        -----------   ---------   -----------
  Net cash provided by financing activities ..........    1,069,544       1,485     1,071,029
                                                        -----------   ---------   -----------

Net (Decrease) Increase in Cash and Cash Equivalents .       31,743        --          31,743
Cash and Cash Equivalents at Beginning of Period .....         --          --            --
                                                        -----------   ---------   -----------
Cash and Cash Equivalents at End of Period ...........  $    31,743   $    --     $    31,743
                                                        ===========   =========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                              $      --     $    --     $      --
  Franchise and income taxes                            $      --     $    --     $       250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchanged for intangible assets         $     5,000   $    --     $     5,000
Stock issued for payment of shareholder loans           $   809,544   $    --     $   809,544


   The accompanying notes are an integral part of these financial statements.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

Nature of Business

     The Company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved an Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor").

     The Company will provide a proprietary, web enabled, computer based managed E-learning system along with streaming videos and other proprietary technologies to educational institutions and corporations to enhance learning and corporate training.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                              MENTOR ON CALL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization

     Equipment  is  stated  at  cost.   Depreciation   is  computed   using  the
straight-line method over the estimated economic useful lives of the related assets as follows:

                     Equipment                 3 - 5 years

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

     Intangible assets consist of patents and trademarks. Amortization is computed using straight- line method over the estimated useful lives of the related assets as follows:

                     Patents and Trademarks   17 years.

     The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Foreign currency translation

     The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                              Per-Share
                             Income           Shares          Amount
                             ------           ------          ------
                            (Numerator)      (Denominator)

                               For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders $   (4,761,204)    13,613,266   $   (0.35)
                            ==============  =============   =========

                               For the year ended December 31, 1999
Basic Loss per Share
Loss to common shareholders $       (6,098)     8,188,992   $    0.00
                            ==============  =============   =========

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

 Stock Compensation for Non-Employees

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,767,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - RENT EXPENSE

     The Company occupies certain executive offices in Toronto, Ontario, Canada under a short term lease. This lease can be canceled on sixty days notice. The current lease requires rental payments of approximately $200 ($300 Canadian Dollars) per month.

     On April 1, 2000, the Company signed a one year noncancellable lease on development center offices in Toronto, Ontario, Canada. This lease expires March 2001. The current lease requires rental payments of approximately $1,040 ($1,560 Canadian Dollars) per month.

     On July 10, 2000, the Company signed a lease on additional development office space in Toronto, Ontario, Canada. This lease expires March 31, 2001. The lease requires rental payments of approximately $883 ($1,325 Canadian Dollars) per month.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 4 - RENT EXPENSE (Continued)

     It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

     The minimum future lease payments under these leases for the next five years are:


        Year Ended December 31,
---------------------------------------
                   2001                                 6,169
                   2002                                  --
                   2003                                  --
                   2004                                  --
                   2005                                  --
                Thereafter                               --
                                                       ------

Total minimum future lease payments                    $6,169
                                                        ======


NOTE 5 - STOCK SPLIT

     On January 15, 2000, the Board of Directors authorized 9 to 1 stock split. As a result of the split, 8,000,000 shares were issued and retained deficit was increased by $8,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

NOTE 6 - STOCK OPTIONS AND WARRANTS

     On March 16, 2000 the Board of Directors authorized and issued stock options to a Director for purchase 50,000 shares of the Company's restricted common stock at a price of $2.00 per share. The options expire March 2002.
Compensation in the amount of $175,000 has been recorded in the accompanying financial statements as a result of the issuance of these options.

     The same Director was offered and accepted as of December 26, 2000, 200,000 shares at a price of $0.32 per share in consideration of undertaking the responsibility of Chairman of the Board of Mentor On Call, Inc., effective February 28, 2001.

     On July 5, 2000 the Company issued warrants to Swartz Private Equity, LLC for 800,000 shares of common stock. The warrants are exercisable for a period of five years from July 5, 2000, with an initial exercise price of $1.75. The price of these warrants will be adjusted semi-annually on January 5 and July 5 to equal the lesser of the initial exercise price or 100 percent of the lowest closing bid price of the common stock for the five trading days ending on any six-month anniversary dat of the dat of issuance.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)

     Investor Ong Kim Kiat, 130 Coronation Road, Singapore, Republic of Singapore has been granted 145, 000 warrants at a price of $0.56 dated September 23, 2000 exercisable until 5:00 pm EDT on September 23, 2002 as additional consideration for stockholder loans and consideration of a Private Placement made into Mentor On Call, Inc. on September 23, 2000. (See Note 7) Additional interest expense in the amount of $26,100 has been recorded in the accompanying financial statements as a result of the issuance of these warrants.

     As of December 31, 2000, no options have been exercised.


                                                             Shares Under Option
                                                                ----------------
                                                                 December 31,
                                                                ----------------
                                                                   2000    1999
                                                                ---------  -----
Outstanding, beginning of year ..............................        --     --
Granted during the year .....................................   1,195,000   --
Canceled during the year ....................................        --     --
Exercised during the year ...................................        --     --
                                                                ---------  -----

Outstanding, end of year (at prices
ranging from $0.32 to $2.00 per share) ......................   1,195,000   --
                                                                =========  =====

Eligible, end of year for exercise currently (at prices
ranging from $0.32 to $2.00 per share) ......................   1,195,000   --
                                                                =========  =====

NOTE 7 - INVESTMENT AGREEMENT

     On September 8, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The Investment Agreement entitles the Company to issue and sell up to $35 million shares of common stock to Swartz, subject to a formula based upon average stock price and average trading volume, from time to time over a three year period following the effective date of the registration statement. As of December 31, 2000 no shares have been issued pursuant to this agreement.

NOTE 8 - RELATED PARTY TRANSACTIONS

     During 2000, shareholders of the Company have loaned $809,544 to the Company by way of cash advances, provision of office facilities, and payment of services. The loans have been repaid in full through issuance of Regulation S Private Placement shares at a strike price of $0.80 in the amount of 971,169 shares, subject to section 144 trading restriction.

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

     During the last quarter of 2000, 32 investors, including, Ong Kim Kiat, have placed $260,000 into the Company by way of Regulation S Private Placement. The total shares issued equal 1,556,517 with 50,000 shares to be issued as of December 31, 2000.

NOTE 9 - EMPLOYMENT CONTRACTS

     The Company signed employment contracts with Messrs. Rodgers, Austin, Pritchard and Figueroa as follows:


                                                        Annual          Deferred
                             Name                      Renumeration     Amount
-------------------------------------------------        --------        -------

Rodgers .........................................        $250,000        $75,000
Austin ..........................................        $180,000        $60,000
Pritchard .......................................        $120,000        $25,000
Figueroa ........................................        $100,000        $15,000

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

                              MENTOR ON CALL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 10 - ASSET ACQUISITION

     On January 17, 2000 the Company issued 9,350,000 post-split restricted shares of the Company as consideration for the assets Mentor On Call Holdings, Inc. (Formerly Mentor On Call, Inc.), a Barbadian International Business Corporation ("Holdings") valued at $3,000,000. The stock issuance resulted in a total of 13,850,000 issued and outstanding shares of the Company, of which Holdings controls approximately 67.5%.

     The assets acquired include the Mentor On Call Managed E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in one hundred and five countries. The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant. The assets also include the Trademark and domain name "Mentor On Call". Of the assets acquired, the Trademark and domain name which is valued at $5,000 has been recorded on the financial statements as intellectual property and the remaining $2,995,000 has been expensed as research and development costs.