Form 10QSB
period 2001-03-31
MENTOR ON CALL INC
filed 2001-05-15
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2001

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     For the transition period from To

                         Commission file number 0-27739
                                     -------

                              MENTOR ON CALL, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    77-0517966
--------------------------------                ---------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 16,427,686

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                             Respectfully submitted



                                             /s/ ROBISON, HILL & CO.
                                             Certified Public Accountants

Salt Lake City, Utah
May 11, 2001

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                     March 31,      December 31,
ASSETS ...........................................      2001           2000
                                                     -----------    -----------
Current Assets:
Cash & Cash Equivalents ..........................   $     1,142    $    31,743
Receivable .......................................        27,752           --
Lease Deposit ....................................           200            200
                                                     -----------    -----------
     Total Current Assets ........................        29,094         31,943

Fixed Assets:
Furniture and Equipment ..........................         6,077         86,226
Less Accumulated Depreciation ....................        (1,350)       (15,755)
                                                     -----------    -----------
     Total Fixed Assets ..........................         4,727         70,471

Other Assets:
Intangible Assets ................................         6,702          6,702
Less Accumulated Amortization ....................          (401)          (302)
                                                     -----------    -----------
     Total Other Assets ..........................         6,301          6,400
                                                     -----------    -----------

     Total Assets ................................   $    40,122    $   108,814
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable .................................   $    51,860    $    64,831
Accrued Salaries & Vacation ......................       377,020        487,501
                                                     -----------    -----------
     Total Liabilities ...........................       428,880        552,332

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 16,427,686 and 16,377,686 Shares
    At March 31, 2001 and December 31, 2000 ......        16,428         16,378
  Common Stock to be Issued, 50,000 Shares at
    December 31, 2000 ............................          --               50
  Paid-In Capital ................................     4,499,751      4,315,520
  Currency Translation Adjustments ...............         1,036          1,036
  Retained Deficit ...............................        (9,200)        (9,200)
  Deficit Accumulated During the
    Development Stage ............................    (4,896,773)    (4,767,302)
                                                     -----------    -----------
     Total Stockholders' Equity ..................      (388,758)      (443,518)
                                                     -----------    -----------

     Total Liabilities and
       Stockholders' Equity ......................   $    40,122    $   108,814
                                                     ===========    ===========


                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                   Cumulative
                                                                   since
                                                                   July 9, 1999
                                       For the three months ended  inception of
                                                March 31,          development
                                           -----------------------
                                            2001          2000         stage
                                           ---------   -----------   -----------
Revenues: ...............................  $    --     $      --     $      --

Expenses:
  Research & Development ................       --       3,026,400     3,487,764
  General & Administrative ..............     96,110       568,571     1,298,730
                                           ---------   -----------   -----------

     Net Operating Loss .................    (96,110)   (3,594,971)   (4,786,494)

Other Income (Expense)
  Interest, Net .........................       --            --         (76,918)
  Gain (Loss) on Sale of Equipment ......    (33,362)      (33,362)
                                           ---------   -----------   -----------

     Net Loss ...........................  $(129,472)   (3,594,971)  $(4,896,774)
                                           =========   ===========   ===========

Basic & Diluted loss per share             $   (0.01)  $     (0.26)
                                           =========   ===========





















                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                 Cumulative
                                                                                 Since
                                                                                 July 9, 1999
                                                      For the three months ended Inception of
                                                              March 31,          Development
                                                          -----------------------
                                                            2001          2000         Stage
                                                          ---------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................  $(129,472) $(3,594,971) $  (4,896,774)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Stock issued as payment of expenses & accrued interest       --       3,170,000     3,246,919
  Currency Translation Adjustment ......................       --          (1,561)        1,036
  Depreciation .........................................      4,630           721        20,385
  Amortization .........................................         99          --             401
  Accrued Salaries Converted to Paid in Capital ........    184,231          --         185,716
  (Gain) loss on sale of equipment .....................     33,362          --          33,362
  (Increase) decrease in receivable ....................    (27,752)         --         (27,752)
  (Increase) decrease in lease deposit .................       --            --            (200)
  Increase (decrease) in accounts payable ..............    (12,970)         --          51,661
  Increase (decrease) in accrued payroll costs .........   (110,481)       71,379       377,020
                                                          ---------   -----------   -----------
  Net cash provided by (used in) operating activities ..    (58,353)     (354,432)   (1,008,226)
                                                          ---------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment ....................       --         (26,451)      (86,226)
Purchase of intangible assets ..........................       --            --          (1,702)
Proceeds from sale of equipment ........................     27,752          --          27,752
                                                          ---------   -----------   -----------
Net cash provided by investing activities ..............     27,752       (26,451)      (60,176)
                                                          ---------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued in exchange for cash ......................       --            --         260,000
Proceeds from shareholder loans ........................       --         508,400       809,544
                                                          ---------   -----------   -----------
  Net cash provided by financing activities ............       --         508,400     1,069,544
                                                          ---------   -----------   -----------

Net (Decrease) Increase in Cash and Cash Equivalents ...    (30,601)      127,517         1,142
Cash and Cash Equivalents at Beginning of Period .......     31,743          --            --
                                                          ---------   -----------   -----------
Cash and Cash Equivalents at End of Period .............  $   1,142   $   127,517   $     1,142
                                                          =========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $    --     $      --     $      --
  Franchise and income taxes                              $    --     $      --     $       250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchanged for intangible assets           $    --     $     5,000   $      5,000
Stock issued for payment of shareholder loans             $    --     $      --     $    809,544

                 See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

           The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

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

           Intangible assets consist of patents and trademarks. Amortization is computed using straight-line method over the estimated useful lives of the related assets as follows:

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

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

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

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                      Per-Share
                                            Income       Shares        Amount
                                            ------       ------        ------
                                          (Numerator) (Denominator)

                                       For the three months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders               $  (129,472)  16,427,686  $     (0.01)
                                          ===========  ===========  ===========

                                       For the three months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders               $(3,594,971) 13,850,000   $     (0.26)
                                          ===========  ===========  ===========

           The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

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

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 2 - INCOME TAXES

           As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,896,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

           The minimum future lease payments under these leases for the next five years are:


        Year Ended December 31,
---------------------------------------
           2001                                                             400
           2002                                                               -
           2003                                                               -
           2004                                                               -
           2005                                                               -
           Thereafter                                                         -
                                                                     ----------

           Total minimum future lease payments                       $      400
                                                                     ==========


NOTE 5 - STOCK SPLIT

           On January 15, 2000, the Board of Directors authorized 9 to 1 stock split. As a result of the split, 8,000,000 shares were issued and retained deficit was increased by $8,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect the stock split.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

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

           As of March 31, 2001, no options have been exercised.


                                                            Shares Under Option
                                                           ---------------------
                                                          March 31, December 31,
                                                              2001       2000
                                                           ---------   ---------
Outstanding, beginning of year .........................   1,195,000        --
Granted during the year ................................        --     1,195,000
Canceled during the year ...............................        --          --
Exercised during the year ..............................        --          --
                                                           ---------   ---------

Outstanding, end of year (at prices
ranging from $0.32 to $2.00 per share) .................   1,195,000   1,195,000
                                                           =========   =========

Eligible, end of year for exercise currently (at prices
ranging from $0.32 to $2.00 per share) .................   1,195,000   1,195,000
                                                           =========   =========

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 7 - INVESTMENT AGREEMENT

           On September 8, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The Investment Agreement entitles the Company to issue and sell up to $35 million shares of common stock to Swartz, subject to a formula based upon average stock price and average trading volume, from time to time over a three year period following the effective date of the registration statement. As of March 31, 2001 no shares have been issued pursuant to this agreement.

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

           During the last quarter of 2000, 32 investors, including, Ong Kim Kiat, have placed $260,000 into the Company by way of Regulation S Private Placement. The total shares issued equal 1,556,517 with 50,000 shares issued in the first quarter of 2001.

NOTE 9 - EMPLOYMENT CONTRACTS

           The Company signed employment contracts with Messrs. Rodgers and Austin as follows:


                                             Annual              Deferred
              Name                         Remuneration            Amount
------------------------------------   -------------------   -------------------

Rodgers ............................              $250,000              $ 75,000
Austin .............................              $180,000              $ 60,000

           Deferred Salaries vest when the Company retains earnings of $750,000 in one quarter and are then payable in equal monthly amounts over the ensuing six month period.

           Benefits are in a packaged value at a minimum of ten percent of salary and a maximum of fifteen percent of salary. Fully paid vacation of four weeks per annum each.

           Automobile allowance available when the Company is earning a profit of a minimum of $750,000 in any one quarter as follows: Rodgers $450 per month and Austin $375 per month.

           A Project Completion Bonus of $125,000 for each of Rodgers and Austin is available and payable on the completion and acceptance of the Learning Management System by the Chief Executive Officer of the Company and by outside clients and conditional upon receipt of a minimum of $1,500,000 from licences.

           Rodgers and Austin will be granted stock options of 250,000 to each with a strike price of $2.00 per share exercisable for a period of five years upon payment of the project completion bonus.

                              MENTOR ON CALL, INC.
                              --------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

On March 6, 2001 the Company entered into a non-exclusive worldwide product licence with Diagnos Inc., a Montreal based public company. Under this agreement Mentor is entitled to receive royalties on sales at various rates for ten years, the duration of the patent pending, or patent whichever is the longest. Further marketing of licences is proposed as funds allow.

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

Employees

At March 31, 2001, the Company had 2 full-time individual contractors and employees.

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

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The following exhibits are included as part of this report:
Exhibit
Number               Exhibit

3.1                  Articles of Incorporation (1)
3.2                  Amended Articles of Incorporation (1)
3.3                  Bylaws (1)
10.1                 Asset Acquisition Agreement (2)
10.2                 Unanimous Shareholders Agreement (2)
10.3                 Executive Employment Contract with James N. Rodgers (2)
10.4                 Executive Employment Contract with Edwin W. Austin (2)
10.7                 Escrow Agreement (2)

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

(2) Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed on May 8, 2000.


     (b)  The Company did not file a report on Form 8-K during the past Quarter.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              MENTOR ON CALL, INC.
                              --------------------
                                  (Registrant)


Date:      May 14, 2001                   By:       /s/ James N. Rodgers
                                                    James N. Rodgers,
                                                    President, CEO and Chairman


Date:      May 14, 2001                   By:       /s/ Edwin W. Austin
                                                    Edwin W. Austin,
                                                    CFO, COO and Director