Form 10QSB
period 2001-06-30
MENTOR ON CALL INC
filed 2002-08-22
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27739
                                                --------

                              MENTOR ON CALL, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                       77-0517966
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

        Legacy House, 135 Church St., Stratford, Ontario, Canada N5A 2R4
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (519) 272-0828
                                ----------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 85,835,856

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted

                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 30, 2002

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                                  June 30,       December 31,
ASSETS                                                              2001             2000
                                                               ---------------  --------------
Current Assets:
Cash & Cash Equivalents                                        $           262  $       31,743
Receivable                                                               6,632               -
Lease Deposit                                                              200             200
                                                               ---------------  --------------
     Total Current Assets                                                7,094          31,943

Fixed Assets:
Furniture and Equipment                                                  6,077          86,226
Less Accumulated Depreciation                                           (1,857)        (15,755)
                                                               ---------------  --------------
     Total Fixed Assets                                                  4,220          70,471

Other Assets:
Intangible Assets                                                        6,702           6,702
Less Accumulated Amortization                                           (3,478)           (302)
                                                               ---------------  --------------
     Total Other Assets                                                  3,224           6,400
                                                               ---------------  --------------
     Total Assets                                              $        14,538  $      108,814
                                                               ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                               $        51,431  $       64,831
Accrued Salaries & Vacation                                            132,270         487,501
                                                               ---------------  --------------
     Total Liabilities                                                 183,701         552,332

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 16,377,686 and 16,427,686 Shares
    At June 30, 2001 and December 31, 2000                              16,378          16,428
  Paid-In Capital                                                    4,840,229       4,315,520
  Currency Translation Adjustments                                       1,040           1,036
  Retained Deficit                                                      (9,200)         (9,200)
  Deficit Accumulated During the
    Development Stage                                               (5,017,610)     (4,767,302)
                                                               ---------------  --------------
     Total Stockholders' Equity                                       (169,163)       (443,518)
                                                               ---------------  --------------

     Total Liabilities and

       Stockholders' Equity                                    $        14,538  $      108,814
                                                               ===============  ==============


                       See accompanying notes and accountants' report.

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  since

                                                                                               July 9, 1999
                               For the three months ended        For the six months ended      inception of
                                        June 30,                         June 30,              development
                             -------------------------------  ------------------------------
                                  2001            2000             2001            2000           stage
                             --------------- ---------------  --------------  --------------  --------------
Revenues:                    $             - $             -  $            -  $            -  $            -

Expenses:
  Research & Development                   -         145,432               -       3,171,832       3,487,764
  General & Administrative           111,125         196,769         207,234         715,453       1,409,854
                             --------------- ---------------  --------------  --------------  --------------

     Net Operating Loss             (111,125)       (342,201)       (207,234)     (3,887,285)     (4,897,618)

Other Income (Expense)
  Interest, Net                            -         (12,601)              -         (12,211)        (76,918)
  Sale of Fixed Assets                (9,711)              -         (43,074)              -         (43,074)
                             --------------- ---------------  --------------  --------------  --------------

     Net Loss                $      (120,836)$      (354,802) $     (250,308) $   (3,899,496) $   (5,017,610)
                             =============== ===============  ==============  ==============  ==============

Loss per share               $        (0.01) $        (0.03)  $       (0.02)  $       (0.28)
                             =============== ===============  ==============  ==============


















                       See accompanying notes and accountants' report.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                   Since
                                                                                               July 9, 1999
                                                                  For the six months ended     Inception of
                                                                          June 30,              Development
                                                               ------------------------------
                                                                    2001            2000           Stage
                                                               ---------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $      (250,308) $  (3,899,496) $  (5,017,610)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Stock & Options issued as payment of expenses                        341,000      3,170,000      3,587,919
  Currency Translation Adjustment                                            4        (12,545)         1,040
  Depreciation & Amortization                                            8,313          3,708         24,370
  Accrued Salaries Converted to Paid in Capital                        184,231              -        185,716
  (Gain) loss on sale of equipment                                      43,074              -         43,074
  (Increase) decrease in receivable                                     (6,632)             -         (6,632)
  (Increase) decrease in lease deposit                                       -              -           (200)
  Increase (decrease) in accounts payable                              (13,401)       208,365         51,230
  Increase (decrease) in accrued salaries & vacation                  (355,231)        45,250        132,270
                                                               ---------------  -------------  -------------
  Net cash provided by (used in) operating activities                  (48,950)      (484,718)      (998,823)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture and equipment                                          -       (112,076)       (86,226)
Purchase of intangible assets                                                -              -         (1,702)
Proceeds from sale of equipment                                         18,041              -         18,041
                                                               ---------------  -------------  -------------
Net cash provided by investing activities                               18,041       (112,076)       (69,887)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash                                            -              -        260,000
Refund of Overpayment on stock purchases                                  (572)             -           (572)
Proceeds from shareholder loans                                              -        598,917        809,544
                                                               ---------------  -------------  -------------
  Net cash provided by financing activities                               (572)       598,917      1,068,972
                                                               ---------------  -------------  -------------

Net (Decrease) Increase in Cash and Cash Equivalents                   (31,481)         2,123            262
Cash and Cash Equivalents at Beginning of Period                        31,743              -              -
                                                               ---------------  -------------  -------------
Cash and Cash Equivalents at End of Period                     $           262  $       2,123  $         262
                                                               ===============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:

  Interest                                                     $            -   $          -  $           -
  Franchise and income taxes                                   $            -   $          -  $         250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchanged for intangible assets                $            -   $       5,000  $       5,000
Stock issued for payment of shareholder loans                  $            -   $           -  $     809,544

                       See accompanying notes and accountants' report.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of June 30, 2001 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

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

               Patents and Trademarks              up to 17 years.

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

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Foreign currency remeasurement/translation

        The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are included in income.

        The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year-end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.

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

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                  For the three months ended June 30, 2001
                                                  ----------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $      (120,836)      16,427,686  $       (0.01)
                                              ===============  ===============  ==============

                                                  For the three months ended June 30, 2000
                                                  ----------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $      (354,802)      13,850,000  $       (0.03)
                                              ===============  ===============  ==============

                                                   For the six months ended June 30, 2001
                                                   --------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $      (250,308)      16,427,686  $       (0.02)
                                              ===============  ===============  ==============

                                                   For the six months ended June 30, 2000
                                                   --------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $    (3,899,496)      13,850,000  $       (0.28)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

NOTE 2 - INCOME TAXES

        As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,770,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

        The minimum future lease payments under these leases for the next five years are:

  Year Ended December 31,
---------------------------
        2001                                                400
        2002                                                  -
        2003                                                  -
        2004                                                  -
        2005                                                  -
        Thereafter                                            -
                                                 --------------

        Total minimum future lease payments      $          400
                                                 ==============

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

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

        On July 5, 2000 the Company issued warrants to Swartz Private Equity, LLC for 800,000 shares of common stock. The warrants are exercisable for a period of five years from July 5, 2000, with an initial exercise price of $1.75. The price of these warrants will be adjusted semi-annually on January 5 and July 5 to equal the lesser of the initial exercise price or 100 percent of the lowest closing bid price of the common stock for the five trading days ending on any six-month anniversary dat of the dat of issuance. These options were contingent on a financing deal that has since failed. As a result these options were cancelled during second quarter 2002.

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

        On June 30, 2001, the Board of Directors authorized and issued $.06 per share stock options, as partial payment of $341,000 in accrued salaries due and owing through June 15, 2001. Accordingly, J.N. Rogers was issued options for 3,239,499 shares and E.W. Austin was issued options for 2,443,834 shares.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)
-----------------------------------------------

        As of June 30, 2001, no options have been exercised.

                                                                     Shares Under Option
                                                               -------------------------------
                                                                  June 30,       December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Outstanding, beginning of year                                       1,195,000               -
Granted during the year                                              5,683,333       1,195,000
Canceled during the year                                              (800,000)              -
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year (at prices
ranging from $0.06 to $2.00 per share)                               6,078,333       1,195,000
                                                               ===============  ==============

Eligible, end of year for exercise currently (at prices
ranging from $0.06 to $2.00 per share)                               6,878,333       1,195,000
                                                               ===============  ==============

NOTE 7 - RELATED PARTY TRANSACTIONS

        During 2000, shareholders of the Company loaned $809,544 to the Company by way of cash advances, provision of office facilities, and payment of services. The loans have been repaid in full through issuance of Regulation S Private Placement shares at a strike price of $0.80 in the amount of 971,169 shares, subject to section 144 trading restriction.

        During the last quarter of 2000, 32 investors, including, Ong Kim Kiat, have placed $260,000 into the Company by way of Regulation S Private Placement. The total shares issued equal 1,556,517 with 50,000 shares issued in the first quarter of 2001.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

NOTE 8 - EMPLOYMENT CONTRACTS

        The Company signed employment contracts with Messrs. Rodgers and Austin as follows:

                                                 Annual          Deferred
                    Name                      Remuneration        Amount
-------------------------------------------- ---------------  --------------

Rodgers                                      $       250,000  $       75,000
Austin                                       $       180,000  $       60,000

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

NOTE 9 - ASSET ACQUISITION

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

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Continued)

NOTE 9 - ASSET ACQUISITION (Continued)
--------------------------------------

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

Employees

At June 30, 2001, the Company had 2 full-time individual contractors and employees.

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

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        The following exhibits are included as part of this report:

Exhibit
Number         Exhibit

3.1            Articles of Incorporation (1)
3.2            Amended Articles of Incorporation (1)
3.3            Bylaws (1)
10.1           Asset Acquisition Agreement (2)
10.2           Unanimous Shareholders Agreement (2)
10.3           Executive Employment Contract with James N. Rodgers (2)
10.4           Executive Employment Contract with Edwin W. Austin (2)
10.7           Escrow Agreement (2)
99-1           CEO Certification
99-2           CFO Certification

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                         (Registrant)

Date:   August 21, 2002                       By:    /s/ James N. Rodgers
                                                     James N. Rodgers,
                                                     President, CEO and Director


Date:   August 21, 2002                       By:    /s/ Edwin W. Austin
                                                     Edwin W. Austin,
                                                     CFO, Chairman and Director