Form 10QSB
period 2001-09-30
MENTOR ON CALL INC
filed 2002-08-22
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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


        We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted

                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 30, 2002

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                        BALANCE SHEETS

                                                                September 30,    December 31,
ASSETS                                                              2001             2000
                                                               ---------------  --------------
Current Assets:
Cash & Cash Equivalents                                        $           171  $       31,743
Receivable                                                               2,510               -
Lease Deposit                                                              200             200
                                                               ---------------  --------------
     Total Current Assets                                                2,881          31,943

Fixed Assets:
Furniture and Equipment                                                  6,077          86,226
Less Accumulated Depreciation                                           (2,363)        (15,755)
                                                               ---------------  --------------
     Total Fixed Assets                                                  3,714          70,471

Other Assets:
Intangible Assets                                                        6,702           6,702
Less Accumulated Amortization                                           (5,215)           (302)
                                                               ---------------  --------------
     Total Other Assets                                                  1,487           6,400
                                                               ---------------  --------------
     Total Assets                                              $         8,082  $      108,814
                                                               ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                               $        53,251  $       64,831
Accrued Salaries & Vacation                                                  -         487,501
                                                               ---------------  --------------
     Total Liabilities                                                  53,251         552,332

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 78,835,856 and 16,427,686 Shares
    At September 30, 2001 and December 31, 2000                         78,836          16,428
  Paid-In Capital                                                    6,712,753       4,315,520
  Currency Translation Adjustments                                       1,038           1,036
  Retained Deficit                                                      (9,200)         (9,200)
  Deficit Accumulated During the
    Development Stage                                               (6,828,596)     (4,767,302)
                                                               ---------------  --------------
     Total Stockholders' Equity                                        (45,169)       (443,518)
                                                               ---------------  --------------

     Total Liabilities and

       Stockholders' Equity                                    $         8,082  $      108,814
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                   STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  since
                                                                                               July 9, 1999
                               For the three months ended       For the nine months ended      inception of
                                      September 30,                   September 30,            development
                             -------------------------------  ------------------------------
                                  2001            2000             2001            2000           stage
                             --------------- ---------------  --------------  --------------  --------------
Revenues:                    $             - $             -  $            -  $            -  $            -

Expenses:
  Research & Development                   -         260,533               -       3,432,365       3,487,764
  General & Administrative         1,810,986         312,515       2,018,220       1,027,968       3,220,840
                             --------------- ---------------  --------------  --------------  --------------

     Net Operating Loss           (1,810,986)       (573,048)     (2,018,220)     (4,460,333)     (6,708,604)

Other Income (Expense)
  Interest, Net                            -         (16,952)              -         (29,163)        (76,918)
  Sale of Fixed Assets                     -               -         (43,074)              -         (43,074)
                             --------------- ---------------  --------------  --------------  --------------

     Net Loss                $    (1,810,986)$      (590,000) $   (2,061,294) $   (4,489,496) $   (6,828,596)
                             =============== ===============  ==============  ==============  ==============

Loss per share               $        (0.04) $        (0.04)  $       (0.07)  $       (0.32)
                             =============== ===============  ==============  ==============

















                       See accompanying notes and accountants' report.

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                   STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                   Since
                                                                                               July 9, 1999
                                                                 For the nine months ended     Inception of
                                                                       September 30,            Development
                                                               ------------------------------
                                                                    2001            2000           Stage
                                                               ---------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $    (2,061,294) $  (4,489,496) $  (6,828,596)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Stock & Options issued as payment of expenses                      2,278,224      3,170,000      5,525,143
  Currency Translation Adjustment                                            2        (12,389)         1,038
  Depreciation & Amortization                                            8,313          9,116         24,370
  Accrued Salaries Converted to Paid in Capital                        184,231              -        185,716
  (Gain) loss on sale of equipment                                      43,074              -         43,074
  (Increase) decrease in receivable                                     (2,510)             -         (2,510)
  (Increase) decrease in lease deposit                                       -              -           (200)
  Increase (decrease) in accounts payable                              (11,580)       655,132         53,051
  Increase (decrease) in accrued salaries & vacation                  (487,501)        48,375              -
                                                               ---------------  -------------  -------------
  Net cash provided by (used in) operating activities                  (49,041)      (619,262)      (998,914)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture and equipment                                          -       (123,464)       (86,226)
Purchase of intangible assets                                                -              -         (1,702)
Proceeds from sale of equipment                                         18,041              -         18,041
                                                               ---------------  -------------  -------------
Net cash provided by investing activities                               18,041       (123,464)       (69,887)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash                                            -              -        260,000
Refund of Overpayment on stock purchases                                  (572)             -           (572)
Bank Overdraft                                                               -          6,221              -
Proceeds from shareholder loans                                              -        736,505        809,544
                                                               ---------------  -------------  -------------
  Net cash provided by financing activities                               (572)       742,726      1,068,972
                                                               ---------------  -------------  -------------

Net (Decrease) Increase in Cash and Cash Equivalents                   (31,572)             -            171
Cash and Cash Equivalents at Beginning of Period                        31,743              -              -
                                                               ---------------  -------------  -------------
Cash and Cash Equivalents at End of Period                     $           171  $           -  $         171
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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of September 30, 2001 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the three months ended September 30, 2001
                                               ---------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $    (1,810,986)      50,345,170  $       (0.04)
                                              ===============  ===============  ==============

                                               For the three months ended September 30, 2000
                                               ---------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $      (590,000)      13,850,000  $       (0.04)
                                              ===============  ===============  ==============

                                                For the nine months ended September 30, 2001
                                                --------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $    (2,061,294)      27,857,754  $       (0.07)
                                              ===============  ===============  ==============

                                                For the nine months ended September 30, 2000
                                                --------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $    (4,489,496)      13,850,000  $       (0.32)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

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
                                                 ==============

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

NOTE 5 - STOCK SPLIT

        On January 15, 2000, the Board of Directors authorized 9 to 1 stock split. As a result of the split, 8,000,000 shares were issued and retained deficit was increased by $8,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect the stock split.

NOTE 6 - STOCK OPTIONS AND WARRANTS

        On March 16, 2000 the Board of Directors authorized and issued stock options to a Director for purchase 50,000 shares of the Company's restricted common stock at a price of $2.00 per share. The options expire March 2002.
Compensation in the amount of $175,000 has been recorded in the accompanying financial statements as a result of the issuance of these options. These options were cancelled August 2001 due to the resignation of said Director.

        The same Director was offered and accepted as of December 26, 2000, 200,000 shares at a price of $0.32 per share in consideration of undertaking the responsibility of Chairman of the Board of Mentor On Call, Inc., effective February 28, 2001. These options were cancelled August 2001 due to the resignation of said Chairman/Director.

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

        Investor Ong Kim Kiat, 130 Coronation Road, Singapore, Republic of Singapore has been granted 145, 000 warrants at a price of $0.56 dated September 23, 2000 exercisable until 5:00 pm EDT on September 23, 2002 as additional consideration for stockholder loans and consideration of a Private Placement made into Mentor On Call, Inc. on September 23, 2000. (See Note 7) Additional interest expense in the amount of $26,100 has been recorded in the accompanying financial statements as a result of the issuance of these warrants. These warrants were cancelled during third quarter by mutual agreement.

        On June 30, 2001, the Board of Directors authorized and issued $.06 per share stock options, as partial payment of $341,000 in accrued salaries due and owing through June 15, 2001. Accordingly, J.N. Rogers was issued options for 3,239,499 shares and E.W. Austin was issued options for 2,443,834 shares.

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)
-----------------------------------------------

        As of September 30, 2001, no options have been exercised.

                                                                     Shares Under Option
                                                               -------------------------------
                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Outstanding, beginning of year                                       1,195,000               -
Granted during the year                                              5,683,333       1,195,000
Canceled during the year                                            (1,195,000)              -
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year at $0.06 per share)                         5,683,333       1,195,000
                                                               ===============  ==============

Eligible, end of year for exercise currently (at $0.06 per share)    5,683,333       1,195,000
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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

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

        The balance payable on these contracts at August 15, 2001 were cancelled in exchange for 36,283,170 shares of common stock to Mr. Rogers and 26,125,000 shares of common stock to Mr. Austin.

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                         --------------------------------------------
                                         (Continued)

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

Employees

At September 30, 2001, the Company had 2 full-time individual contractors and employees.

                                 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

ITEM 2.  CHANGES IN SECURITIES

        None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

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