Form 10KSB
period 2001-12-31
MENTOR ON CALL INC
filed 2002-08-22
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27739
                                               --------

                              MENTOR ON CALL, INC.
                 (Name of small business issuer in its charter)

                     NEVADA                               77-0517966
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

        Legacy House, 135 Church St., Stratford, Ontario, Canada N5A 2R4
                    (Address of principal executive offices)

                                 (519) 272-0828
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 15
                                                                           -----
                                                          Exhibit Index Page: 14
                                                                           -----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

At December 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $154,855. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2001, was as follows: Common Stock $.001 par value, 85,835,856 shares.

Total revenues for fiscal year ended December 31, 2001: $0

At December 31, 2001, the number of shares of common stock outstanding was 85,835,856.

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

On January 15, 2000 the Company declared a nine-for-one forward stock split of its common stock. Following this split the Company issued 9,350,000 post-split restricted shares of the Company as consideration for the assets Mentor On Call Holdings, Inc. (Formerly Mentor On Call, Inc.), a Barbadian International Business Corporation ("Holdings") valued at $3,000,000. The stock issuance resulted in a total of 13,850,000 issued and outstanding shares of the Company, of which Holdings then controlled approximately 67.5%. The name of the Company was then changed to Mentor On Call, Inc. to reflect the Company's new direction.

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

Our executive offices are located at Legacy House, 135 Church St., Stratford, Ontario, Canada N5A 2R4 and our telephone number is (519) 272-0828.

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

   Year          Cable Modem Users         DSL Subscriber Users         Total High Bandwidth Users
----------     ----------------------    -------------------------    -------------------------------
   1999                     1,460,000                      420,000                          1,880,000
   2000                     3,600,000                    2,400,000                          6,000,000
   2001                     7,590,000                    4,170,000                         11,760,000
   2002                    12,950,000                    7,090,000                         20,040,000
   2003                    15,840,000                   10,590,000                         26,430,000
   2004                    18,980,000                   12,910,000                         31,890,000

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

Item 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2001 all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     Quarter ended:                 High                 Low
------------------------        -------------        ------------
December 31, 2001                   0.030               0.010
September 30, 2001                  0.070               0.020
June 30, 2001                       0.082               0.060
March 30, 2001                      0.219               0.063

December 31, 2000                   0.800               0.190
September 30, 2000                  2.812               0.550
June 30, 2000                       5.310               1.770
March 30, 2000 (1)                  7.750               3.062

        (1) Effective January 15, 2000, the Company declared a 9- for-1 forward stock split of its Common Stock.

(i) With the exception of options for 3,239,499 shares issued to J. N. Rodgers and options for 2,443,834 issued to E. W. Austin there is currently no Common Stock of the Company which is subject to outstanding options.

(ii) There are currently approximately 9,350,000 shares of the Company's Common Stock which are eligible to be sold under Rule 144 of the Securities Act of 1933 as amended.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

Holders

As of December 31, 2001, the Company had approximately 53 shareholders of record.

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

Transfer Agent and Registrar

The Transfer Agent and Registrar for our Common Stock is Pacific Stock Transfer Company at 5844 S. Pecos Road, Suite D, Las Vegas, Nevada 89120.

Recent Sales of Unregistered Securities

During August 2001 the Company issued 62,408,170 shares of stock in satisfaction of $1,934,982 in accrued salaries to the Company's CEO. and CFO.

During October 2001 the Company issued 7,000,000 shares to three investors for services valued at $210,000.

Option/SAR Grants in Last Fiscal Year

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

        As of December 31, 2001, no options have been exercised.

                                                                     Shares Under Option
                                                               -------------------------------
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Outstanding, beginning of year                                       1,195,000               -
Granted during the year                                              5,683,333       1,195,000
Canceled during the year                                            (1,195,000)              -
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year at $0.06 per share                          5,683,333       1,195,000
                                                               ===============  ==============

Eligible, end of year for exercise currently at $0.06 per share      5,683,333       1,195,000
                                                               ===============  ==============

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

Employees

At December 31, 2001, the Company had 2 full-time individual contractors and employees.

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

The following  persons are the current  directors and executive  officers of the
Company:

JAMES N. RODGERS - President, Chief Executive Officer and Director Date Position
Commenced:  January 18, 2000 Term of Office:  Expires  January 18, 2005 Address:
#3, 21965 49th Ave, Langley, BC, V3A 8J7, Canada Age: 49

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

EDWIN W. AUSTIN - Chairman,  Chief Financial  Officer and Director Date Position
Commenced:  January 18, 2000 Term of Office:  Expires  January 18, 2005 Address:
Legacy House, 135 Church St., Ontario, Canada Age: 63

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

Item 10.  EXECUTIVE COMPENSATION.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the period ended December 31, 2001. The Company has employment contracts with Messrs. Rodgers and Austin as follows:

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

Long-Term Compensation

As of December 31, 2001, being a date within 135 days of this Registration Statement, we have not implemented an Employee Option Plan for our officers, directors and certain key consultants.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Security ownership of management. The table below sets for the ownership, as of December 31, 2001, by all directors and nominees, and each of the named executive officers of the Company, and directors and executive officers of the registrant as a group.

                           Name and address of                Amount and nature          Percentage
   Title of                 beneficial owner                    of beneficial             of Class
     Class                                                      ownership (1)
---------------      -------------------------------        ----------------------      -------------
Common               James N. Rodgers (2)                       40,958,170 (3)             47.72%
                     #3, 21965 49th Ave.                         (affiliate)
                     Langley, BC, V3A 8J7
                     Canada

Common               Edwin W. Austin (2)                        30,800,000 (3)             35.88%
                     135 Church St.                              (affiliate)
                     Stratford, Ontario, N5A 2R4
                     Canada
Common               All Officers and Directors as                71,758,170               83.60%
                     a Group

        (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

        (2) Rodgers and Austin beneficially own a portion of their shares in Mentor On Call, Inc. through their equity ownership in Mentor On Call Holdings, Inc., an International Business Corporation organized pursuant to the laws of the Country of Barbados, West Indies (hereinafter referred to as "Holdings"). Holdings owns 9,350,000 shares of Mentor On Call, Inc. which it acquired as part of the Asset Acquisition Agreement entered into with the Company in January, 2000.

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

1.  FINANCIAL STATEMENTS                                                               PAGE
                                                                                       ----
Independent Auditor's Report                                                           F-1
Balance Sheets,
  December 31, 2001 and 2000                                                           F-2
Statements of Income,
  For the Years Ended December 31, 2001 and 2000                                       F-3
Statements of Stockholders' Equity,
  For the Period from October 22, 1996 (inception) to December 31, 2001                F-4
Statements of Cash Flows,
  For the Years Ended December 31, 2001 and 2000                                       F-7
Notes to Financial Statements                                                          F-9

2.  FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules required by Regulation S-X are included herein.

        All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

        The following exhibits are included as part of this report:

Exhibit

Number         Exhibit
------         -----------------------------------------------------------------

3.1            Articles of Incorporation (1)
3.2            Amended Articles of Incorporation (1)
3.3            Bylaws (1)
99-1           CEO Certification
99-2           CFO Certification

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b) No reports on Form 8-K were filed during quarter ended December 31, 2001.

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

By:     /s/ James N. Rodgers
        James N. Rodgers,
        President, CEO and Director

Date:   August 21, 2002

By:     /s/ Edwin W. Austin
        Edwin W. Austin,
        Chairman, CFO and Director

Date:   August 21, 2002

                                     MENTOR ON CALL, INC.

                                 (A DEVELOPMENT STAGE COMPANY)

                                              -:-

                                 INDEPENDENT AUDITOR'S REPORT

                                  DECEMBER 31, 2001 AND 2000

                                           CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets

  December 31, 2001 and 2000...........................................................F - 2

Statements of Operations for the

  Years Ended December 31, 2001 and 2000...............................................F - 3

Statement of Stockholders' Equity for the

  Period from October 22, 1996 (inception) to December 31, 2001........................F - 4

Statements of Cash Flows for the

  Years Ended December 31, 2001 and 2000...............................................F - 7

Notes to Financial Statements..........................................................F - 9

                          INDEPENDENT AUDITOR'S REPORT


Mentor On Call, Inc.
(A Development Stage Company)


        We have audited the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows for the two years ended December 31, 2001, and the statement of stockholders' equity for the period from October 22, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mentor On Call, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                    Respectfully submitted

                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 30, 2002

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                                        December 31,
                                                               -------------------------------
ASSETS                                                              2001             2000
                                                               ---------------  --------------
Current Assets:
Cash & Cash Equivalents                                        $         1,013  $       31,743
Lease Deposit                                                                -             200
                                                               ---------------  --------------
     Total Current Assets                                                1,013          31,943

Fixed Assets:
Furniture and Equipment                                                  6,077          86,226
Less Accumulated Depreciation                                           (2,870)        (15,755)
                                                               ---------------  --------------
     Total Fixed Assets                                                  3,207          70,471

Other Assets:
Intangible Assets                                                        6,702           6,702
Less Accumulated Amortization                                           (6,700)           (302)
                                                               ---------------  --------------
     Total Other Assets                                                      2           6,400
                                                               ---------------  --------------

     Total Assets                                              $         4,222  $      108,814
                                                               ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                               $        61,353  $       64,831
Accrued Salaries & Vacation                                                  -         487,501
                                                               ---------------  --------------
     Total Liabilities                                                  61,353         552,332

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 85,835,856 and 16,427,686
    Shares at December 31, 2001 and 2000                                85,836          16,428
  Paid-In Capital                                                    6,915,753       4,315,520
  Currency Translation Adjustments                                           -           1,036
  Retained Deficit                                                      (9,200)         (9,200)
  Deficit Accumulated During the
    Development Stage                                               (7,049,520)     (4,767,302)
                                                               ---------------  --------------
     Total Stockholders' Equity                                        (57,131)       (443,518)
                                                               ---------------  --------------

     Total Liabilities and

       Stockholders' Equity                                    $         4,222  $      108,814
                                                               ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                    since
                                                                                 July 9, 1999
                                                     For the year ended          inception of
                                                        December 31,             development

                                               -------------------------------
                                                    2001            2000            stage
                                               --------------- ---------------  --------------
Revenues:                                      $             - $             -  $            -

Expenses:
   Research & Development                                    -       3,487,764       3,487,764
   General & Administrative                          2,239,144       1,196,522       3,441,764
                                               --------------- ---------------  --------------

     Net Operating Loss                             (2,239,144)     (4,684,286)     (6,929,528)

Other Income (Expenses)
   Interest, Net                                             -         (76,918)        (76,918)
   Sale of Fixed Assets                                (43,074)              -         (43,074)
                                               --------------- ---------------  --------------

     Net Loss                                  $    (2,282,218)$    (4,761,204) $   (7,049,520)
                                               =============== ===============  ==============

Basic & Diluted loss per share                 $        (0.06) $        (0.35)
                                               =============== ===============
















          The accompanying notes are an integral part of these financial statements.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 22, 1996 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                                    Since July 9,
                                                                                                                         1999
                                                                                     Commutative                     Inception of
                                            Common Stock              Paid-In        Translation      Retained       Development
                                       Shares        Par Value        Capital        Adjustment        Deficit          Stage
                                   --------------  --------------  --------------  --------------- ---------------  --------------
Balance at October 22, 1996
  (Inception)                                   -  $            -  $            -  $             - $             -  $            -

October 22, 1996 Issuance of
  Stock for services and payment
  of accounts payable                   1,000,000           1,000
Net Loss                                        -               -               -                -          (1,000)              -
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Balance at December 31, 1996
  as originally reported                1,000,000           1,000               -                -          (1,000)              -
Retroactive adjustment for 9 to 1                                                                                                -
  stock split January 15, 2000          8,000,000           8,000               -                -          (8,000)              -
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Restated balance January 1, 1997        9,000,000           9,000               -                -          (9,000)              -
Net Loss                                        -               -               -                -            (100)              -
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Balance at December 31, 1997            9,000,000           9,000               -                -          (9,100)              -

Net Loss                                        -               -               -                -            (100)              -
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Balance at December 31, 1998            9,000,000           9,000               -                -          (9,200)              -

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 22, 1996 (INCEPTION) TO DECEMBER 31, 2001
                                         (Continued)

                                                                                                                    Since July 9,
                                                                                                                         1999
                                                                                     Commutative                     Inception of
                                            Common Stock              Paid-In        Translation      Retained       Development
                                       Shares        Par Value        Capital        Adjustment        Deficit          Stage
                                   --------------  --------------  --------------  --------------- ---------------  --------------
Balance at December 31, 1998            9,000,000  $        9,000  $            -  $             - $        (9,200) $            -
                                                                                                 -                               -

Shares canceled                       (4,500,000)         (4,500)           4,500                -               -               -
Capital contributed by                          -               -           1,485                -               -               -
shareholders
Net Loss                                        -               -               -                -               -         (6,098)
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Balance at December 31, 1999            4,500,000           4,500           5,985                -         (9,200)         (6,098)

Issued stock in acquisition of                                                                                                   -
  subsidiary                            9,350,000           9,350       2,990,650                -               -               -
Issued stock options in lieu of
  compensation                                  -               -         175,000                -               -               -
Issued stock and warrants as
  repayments of shareholder loans         971,169             971         885,492                -               -               -
Issued stock in exchange for cash       1,606,517           1,607         258,393                -               -               -
Net Loss                                        -               -               -            1,036               -     (4,761,204)
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Balance at December 31, 2000           16,427,686          16,428       4,315,520            1,036         (9,200)     (4,767,302)

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 22, 1996 (INCEPTION) TO DECEMBER 31, 2001
                                         (Continued)

                                                                                                                    Since July 9,
                                                                                                                         1999
                                                                                     Commutative                     Inception of
                                            Common Stock              Paid-In        Translation      Retained       Development
                                       Shares        Par Value        Capital        Adjustment        Deficit          Stage
                                   --------------  --------------  --------------  --------------- ---------------  --------------
Balance at December 31, 2000           16,427,686  $       16,428  $    4,315,520  $         1,036 $        (9,200) $   (4,767,302)

Accrued salaries converted to
  Capital contributions                         -               -         184,231                -               -               -
Issued stock options in lieu of
  compensation                                  -               -         341,000                -               -               -
Refund of overpayment on stock                  -               -            (572)               -               -               -
Issued stock as payment for                                                                                                      -
 accrued salaries                      62,408,170          62,408       1,872,524                -               -               -
Issued stock in exchange for
  services                              7,000,000           7,000         203,000                -               -               -
Net Loss                                        -               -               -           (1,036)              -      (2,282,218)
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Balance at December 31, 2001           85,835,856  $       85,836  $    6,915,703  $             - $        (9,200) $   (7,049,520)
                                   ==============  ==============  ==============  =============== ===============  ==============






          The accompanying notes are an integral part of these financial statements.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS

                                                                                         Cumulative
                                                                                           Since
                                                                                        July 9, 1999
                                                             For the years ended        Inception of
                                                                 December 31,           Development

                                                         ----------------------------
                                                              2001          2000           Stage
                                                         -------------- -------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $   (2,282,218)$  (4,761,204) $   (7,049,520)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Stock issued as payment of expenses & accrued interest        2,670,213     3,246,919       5,918,617
Loss on sale of fixed assets                                     43,074             -          43,074
Currency translation adjustment                                  (1,036)        1,036               -
Depreciation & Amortization                                      12,547        16,057          28,604
(Increase) decrease in lease deposit                                200          (200)              -
Increase (decrease) in accounts payable                          (3,478)       60,018          61,153
Increase (decrease) in accrued payroll costs                   (487,501)      487,501               -
                                                         -------------- -------------  --------------
Net cash provided by (used in) operating activities             (48,199)     (949,873)       (998,072)
                                                         -------------- -------------  --------------

CASH FLOWS FROM INVESTING

ACTIVITIES:

Purchase of fixed assets                                              -       (86,226)        (86,226)
Purchase of intangible assets                                         -        (1,702)         (1,702)
Proceeds from sale of fixed assets                               18,041             -          18,041
                                                         -------------- -------------  --------------
  Net cash provided by investing activities                      18,041       (87,928)        (69,887)
                                                         -------------- -------------  --------------

CASH FLOWS FROM FINANCING

ACTIVITIES:

Stock issued in exchange for cash                                     -       260,000         260,000
Refund of overpayment on stock                                     (572)            -            (572)
Proceeds from shareholder loans                                       -       809,544         809,544
                                                         -------------- -------------  --------------
  Net cash provided by financing activities                        (572)    1,069,544       1,068,972
                                                         -------------- -------------  --------------

Net (Decrease) Increase in Cash and Cash Equivalents            (30,730)       31,743           1,013
Cash and Cash Equivalents at Beginning of Period                 31,743             -               -
                                                         -------------- -------------  --------------
Cash and Cash Equivalents at End of Period               $        1,013 $      31,743  $        1,013
                                                         ============== =============  ==============

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                         (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $            - $            - $            -
  Franchise and income taxes                             $            - $            - $          250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchanged for intangible assets          $            - $            - $        5,000
Stock issued for payment of shareholder loans            $            - $            - $      809,544





























          The accompanying notes are an integral part of these financial statements.

                                     MENTOR ON CALL, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Nature of Business

        The Company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved an Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor").

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

                                     MENTOR ON CALL, INC.
                                NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (Continued)

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

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (Continued)

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                                    For the year ended December 31, 2000
BASIC LOSS PER SHARE
Loss to common shareholders                   $    (4,761,204)      13,613,266  $       (0.35)
                                              ===============  ===============  ==============

                                                    For the year ended December 31, 2001

BASIC LOSS PER SHARE
Loss to common shareholders                   $    (2,282,218)      41,505,592  $       (0.06)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (Continued)

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

NOTE 2 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,000,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (Continued)

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

        As of December 31, 2001, no options have been exercised.

                                                                     Shares Under Option
                                                               -------------------------------
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Outstanding, beginning of year                                       1,195,000               -
Granted during the year                                              5,683,333       1,195,000
Canceled during the year                                            (1,195,000)              -
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year at $0.06 per share                          5,683,333       1,195,000
                                                               ===============  ==============

Eligible, end of year for exercise currently at $0.06 per share      5,683,333       1,195,000
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

        During the last quarter of 2000, 32 investors, including, Ong Kim Kiat, have placed $260,000 into the Company by way of Regulation S Private Placement. The total shares issued equal 1,556,517.

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (Continued)

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

                                     MENTOR ON CALL, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                          (Continued)

NOTE 9 - INTANGIBLE ASSETS

        On January 17, 2000 the Company acquired the Mentor On Call Managed E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in one hundred and five countries. The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant. The assets also include the Trademark and domain name "Mentor On Call".