Form 10QSB
period 2002-03-31
MENTOR ON CALL INC
filed 2002-08-22
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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


        We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of March 31, 2002 and December 31, 2001, and the related statements of operations for the three month periods ended March 31, 2002 and 2001, and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted

                                                    /s/ Robisoin, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 30, 2002

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                        BALANCE SHEETS

                                                                  March 31,      December 31,
ASSETS                                                              2002             2001
                                                               ---------------  --------------
Current Assets:
Cash & Cash Equivalents                                        $             -  $        1,013
                                                               ---------------  --------------
     Total Current Assets                                                    -           1,013

Fixed Assets:
Furniture and Equipment                                                  6,077           6,077
Less Accumulated Depreciation                                           (3,376)         (2,870)
                                                               ---------------  --------------
     Total Fixed Assets                                                  2,701           3,207

Other Assets:
Intangible Assets                                                        6,702           6,702
Less Accumulated Amortization                                           (6,700)         (6,700)
                                                               ---------------  --------------
     Total Other Assets                                                      2               2
                                                               ---------------  --------------
     Total Assets                                              $         2,703  $        4,222
                                                               ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                               $        69,498  $       61,353
                                                               ---------------  --------------
     Total Liabilities                                                  69,498          61,353

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 85,835,856 Shares
    At March 31, 2002 and December 31, 2001                             85,836          85,836
  Paid-In Capital                                                    6,915,753       6,915,753
  Currency Translation Adjustments                                           -               -
  Retained Deficit                                                      (9,200)         (9,200)
  Deficit Accumulated During the
    Development Stage                                               (7,059,184)     (7,049,520)
                                                               ---------------  --------------
     Total Stockholders' Equity                                        (66,795)        (57,131)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $         2,703  $        4,222
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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                   STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  since
                                                                                               July 9, 1999
                                                                For the three months ended     inception of
                                                                        March 31,              development
                                                              ------------------------------
                                                                   2002            2001           stage
                                                              --------------  --------------  --------------
Revenues:                                                     $            -  $            -  $            -

Expenses:
  Research & Development                                                   -               -       3,487,764
  General & Administrative                                             9,664          96,110       3,451,428
                                                              --------------  --------------  --------------

     Net Operating Loss                                               (9,664)        (96,110)     (6,939,192)

Other Income (Expense)
  Interest, Net                                                            -               -         (76,918)
  Sale of Fixed Assets                                                     -         (33,362)        (43,074)
                                                              --------------  --------------  --------------

     Net Loss                                                 $       (9,664) $     (129,472) $   (7,059,184)
                                                              ==============  ==============  ==============

Loss per share                                                $            -  $        (0.01)
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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                   STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                   Since
                                                                                               July 9, 1999
                                                                 For the three months ended    Inception of
                                                                         March 31,              Development
                                                               ------------------------------
                                                                    2002            2001           Stage
                                                               ---------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $        (9,664) $    (129,472) $  (7,059,184)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Stock issued as payment of expenses & accrued interest                     -        184,231      5,918,617
  Loss on sale of equipment                                                  -         43,074         43,074
  Depreciation & Amortization                                              506          4,729         29,110
  (Increase) decrease in receivable                                          -        (27,752)             -
  Increase (decrease) in accounts payable                                8,145        (12,971)        69,298
  Increase (decrease) in accrued salaries & vacation                         -       (110,481)             -
                                                               ---------------  -------------  -------------
  Net cash provided by (used in) operating activities                   (1,013)       (48,642)      (999,085)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture and equipment                                          -              -        (86,226)
Purchase of intangible assets                                                -              -         (1,702)
Proceeds from sale of equipment                                              -         18,041         18,041
                                                               ---------------  -------------  -------------
Net cash provided by investing activities                                    -         18,041        (69,887)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash                                            -              -        260,000
Refund of Overpayment on stock purchases                                     -              -           (572)
Proceeds from shareholder loans                                              -              -        809,544
                                                               ---------------  -------------  -------------
  Net cash provided by financing activities                                  -              -      1,068,972
                                                               ---------------  -------------  -------------

Net (Decrease) Increase in Cash and Cash Equivalents                    (1,013)       (30,601)             -
Cash and Cash Equivalents at Beginning of Period                         1,013         31,743              -
                                                               ---------------  -------------  -------------
Cash and Cash Equivalents at End of Period                     $             -  $       1,142              -
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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

        The Company has no products or services as of March 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved an Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor").

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------
                                         (Continued)

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------
                                         (Continued)

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------
                                         (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2002
                                                 -----------------------------------------
BASIC LOSS PER SHARE

Loss to common shareholders                   $        (9,664)      85,835,856  $            -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
BASIC LOSS PER SHARE

Loss to common shareholders                   $      (129,472)      16,427,686  $       (0.01)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------
                                         (Continued)

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

NOTE 5 - STOCK OPTIONS AND WARRANTS

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

        Investor Ong Kim Kiat, 130 Coronation Road, Singapore, Republic of Singapore has been granted 145, 000 warrants at a price of $0.56 dated September 23, 2000 exercisable until 5:00 pm EDT on September 23, 2002 as additional consideration for stockholder loans and consideration of a Private Placement made into Mentor On Call, Inc. on September 23, 2000. (See Note 7) Additional interest expense in the amount of $26,100 has been recorded in the accompanying financial statements as a result of the issuance of these warrants. These warrants were cancelled

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------
                                         (Continued)

NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)
-----------------------------------------------

during the third quarter of 2001 by mutual agreement.

        On June 30, 2001, the Board of Directors authorized and issued $.06 per share stock options, as partial payment of $341,000 in accrued salaries due and owing through June 15, 2001. Accordingly, J.N. Rogers was issued options for 3,239,499 shares and E.W. Austin was issued options for 2,443,834 shares.

        As of March 31, 2002, no options have been exercised.

                                                                     Shares Under Option
                                                               -------------------------------
                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
Outstanding, beginning of year                                       5,683,333       1,195,000
Granted during the year                                                      -       5,683,333
Canceled during the year                                                     -      (1,195,000)
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year at $0.06 per share)                         5,683,333       5,683,333
                                                               ===============  ==============

Eligible, end of year for exercise currently (at $0.06 per share)    5,683,333       5,683,333
                                                               ===============  ==============

NOTE 6 - EMPLOYMENT CONTRACTS

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

                                     MENTOR ON CALL, INC.
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------
                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------
                                         (Continued)

NOTE 6 - EMPLOYMENT CONTRACTS (Continued)
-----------------------------------------

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

NOTE 7 - INTANGIBLE ASSETS

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

Employees

At March 31, 2002, the Company had 2 full-time individual contractors and employees.

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