Form 10QSB
period 2002-06-30
MENTOR ON CALL INC
filed 2002-08-22
CIK 1096296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-27739

                              MENTOR ON CALL, INC.

              (Exact name of small business issuer as specified in its charter)

              NEVADA                                       77-0517966
------------------------------------         -----------------------------------
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


        We have reviewed the accompanying balance sheets of Mentor On Call, Inc. (a development stage company) as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted

                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
July 30, 2002

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                  June 30,       December 31,
ASSETS                                                              2002             2001
                                                               ---------------  --------------
Current Assets:
Cash & Cash Equivalents                                        $             -  $        1,013
                                                               ---------------  --------------
     Total Current Assets                                                    -           1,013

Fixed Assets:
Furniture and Equipment                                                  6,077           6,077
Less Accumulated Depreciation                                           (3,883)         (2,870)
                                                               ---------------  --------------
     Total Fixed Assets                                                  2,194           3,207

Other Assets:
Intangible Assets                                                        6,702           6,702
Less Accumulated Amortization                                           (6,700)         (6,700)
                                                               ---------------  --------------
     Total Other Assets                                                      2               2
                                                               ---------------  --------------
     Total Assets                                              $         2,196  $        4,222
                                                               ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                               $        69,498  $       61,353
                                                               ---------------  --------------
     Total Liabilities                                                  69,498          61,353

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 85,835,856 Shares
    At June 30, 2002 and December 31, 2001                              85,836          85,836
  Paid-In Capital                                                    6,915,753       6,915,753
  Currency Translation Adjustments                                           -               -
  Retained Deficit                                                      (9,200)         (9,200)
  Deficit Accumulated During the
    Development Stage                                               (7,059,691)     (7,049,520)
                                                               ---------------  --------------
     Total Stockholders' Equity                                        (67,302)        (57,131)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $         2,196  $        4,222
                                                               ===============  ==============




                       See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  since
                                                                                               July 9, 1999
                               For the three months ended        For the six months ended      inception of
                                        June 30,                         June 30,              development
                             -------------------------------  ------------------------------
                                  2002            2001             2002            2001           stage
                             --------------- ---------------  --------------  --------------  --------------
Revenues:                    $             - $             -  $            -  $            -  $            -

Expenses:
  Research & Development                   -               -               -               -       3,487,764
  General & Administrative               507         111,125          10,171         207,234       3,451,935
                             --------------- ---------------  --------------  --------------  --------------

     Net Operating Loss                 (507)       (111,125)        (10,171)       (207,234)     (6,939,699)

Other Income (Expense)
  Interest, Net                            -               -               -               -         (76,918)
  Sale of Fixed Assets                     -          (9,711)              -         (43,074)        (43,074)
                             --------------- ---------------  --------------  --------------  --------------

     Net Loss                $          (507)$      (120,836) $      (10,171) $     (250,308) $   (7,059,691)
                             =============== ===============  ==============  ==============  ==============

Loss per share               $             - $         (0.01) $            -  $        (0.02)
                             =============== ===============  ==============  ==============

















                       See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                   Since
                                                                                               July 9, 1999
                                                                  For the six months ended     Inception of
                                                                          June 30,              Development

                                                               ------------------------------
                                                                    2002            2001           Stage
                                                               ---------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $       (10,171) $    (250,308) $  (7,059,691)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Stock issued as payment of expenses & accrued interest                     -        525,231      5,918,617
 Currency Translation Adjustment                                             -              4              -
  Loss on sale of equipment                                                  -         43,074         43,074
  Depreciation & Amortization                                            1,013          8,313         29,617
  (Increase) decrease in receivable                                          -         (6,632)             -
  Increase (decrease) in accounts payable                                8,145        (13,401)        69,298
  Increase (decrease) in accrued salaries & vacation                         -       (355,231)             -
                                                               ---------------  -------------  -------------
  Net cash provided by (used in) operating activities                   (1,013)       (48,950)      (999,085)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture and equipment                                          -              -        (86,226)
Purchase of intangible assets                                                -              -         (1,702)
Proceeds from sale of equipment                                              -         18,041         18,041
                                                               ---------------  -------------  -------------
Net cash provided by investing activities                                    -         18,041        (69,887)
                                                               ---------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash                                            -              -        260,000
Refund of Overpayment on stock purchases                                     -           (572)          (572)
Proceeds from shareholder loans                                              -              -        809,544
                                                               ---------------  -------------  -------------
  Net cash provided by financing activities                                  -           (572)     1,068,972
                                                               ---------------  -------------  -------------

Net (Decrease) Increase in Cash and Cash Equivalents                    (1,013)       (31,481)             -
Cash and Cash Equivalents at Beginning of Period                         1,013         31,743              -
                                                               ---------------  -------------  -------------
Cash and Cash Equivalents at End of Period                     $             -  $         262              -
                                                               ===============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                     $             -  $           -  $           -
  Franchise and income taxes                                   $             -  $           -  $         250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchanged for intangible assets                $             -  $           -  $       5,000
Stock issued for payment of shareholder loans                  $             -  $           -  $     809,544

                       See accompanying notes and accountants' report.

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Mentor On Call, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of June 30, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

        The Company has no products or services as of June 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved an Asset Acquisition Agreement (the "Agreement") with Mentor On Call, Inc., a Barbadian International Business Corporation ("Mentor").

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

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                  For the three months ended June 30, 2002
                                                  ----------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $          (507)      85,835,856  $            -
                                              ===============  ===============  ==============

                                                  For the three months ended June 30, 2001
                                                  ----------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $      (120,836)      16,427,686  $       (0.01)
                                              ===============  ===============  ==============

                                                   For the six months ended June 30, 2002
                                                   --------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                   $       (10,171)      85,835,856  $            -
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
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (Continued)

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

        On July 5, 2000 the Company issued warrants to Swartz Private Equity, LLC for 800,000 shares of common stock. The warrants are exercisable for a period of five years from July 5, 2000, with an initial exercise price of $1.75. The price of these warrants will be adjusted semi-annually on January 5 and July 5 to equal the lesser of the initial exercise price or 100 percent of the lowest closing bid price of the common stock for the five trading days ending on any six-month anniversary

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (Continued)

NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

dat of the dat of issuance. These options were contingent on a financing deal that has since failed. As a result these options were cancelled during second quarter 2002.

        Investor Ong Kim Kiat, 130 Coronation Road, Singapore, Republic of Singapore has been granted 145, 000 warrants at a price of $0.56 dated September 23, 2000 exercisable until 5:00 pm EDT on September 23, 2002 as additional consideration for stockholder loans and consideration of a Private Placement made into Mentor On Call, Inc. on September 23, 2000. (See Note 7) Additional interest expense in the amount of $26,100 has been recorded in the accompanying financial statements as a result of the issuance of these warrants. These warrants were cancelled during the third quarter of 2001 by mutual agreement.

        On June 30, 2001, the Board of Directors authorized and issued $.06 per share stock options, as partial payment of $341,000 in accrued salaries due and owing through June 15, 2001. Accordingly, J.N. Rogers was issued options for 3,239,499 shares and E.W. Austin was issued options for 2,443,834 shares.

        As of June 30, 2002, no options have been exercised.

                                                                     Shares Under Option
                                                               -------------------------------
                                                                  June 30,       December 31,
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
                                                               ===============  ==============

                              MENTOR ON CALL, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (Continued)

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

Employees

At June 30, 2002, the Company had 2 full-time individual contractors and employees.

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