Form 10QSB
period 2002-09-30
MENTOR ON CALL INC
filed 2002-11-13
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-27739
(Commission file number)

Platinum SuperYachts, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

77-0517966
(IRS Employer
Identification No.)

Legacy House, 135 Church St.
Stratford, Ontario, Canada N5A 2R4
(Address of principal executive offices)

(519) 272-0828
(Issuer's telephone number)

Mentor On Call, Inc.
Legacy House, 135 Church St.
Stratford, Ontario, Canada N5A 2R4
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of. September 30, 2002 - 858,359 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Platinum SuperYachts, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Accountants Review Report	4

	Balance Sheet	5

	Statement of Operations	6

	Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	12

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Change in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Independent Accountants Review Report

and

     Balance Sheets as of September 30, 2002

and

     Statements of Operations for the Three Months and Nine Months Ending September 30, 2002 and 2001

and

     Cash Flows for the Nine Months Ending September 30, 2002 and 2001

INDEPENDENT ACCOUNTANT'S REPORT

Platinum SuperYachts, Inc.
(formerly Mentor On Call. Inc)
(A Development Stage Company)

We have reviewed the accompanying balance sheets of Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (a development stage company) as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Respectfully submitted

Certified Public Accountants

Barry D. Loveless, CPA
Robison, Hill & Co.
Salt Lake City, Utah
October 29, 2002

Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$ -	$ 1,013
Total Current Assets	-	1,013

Fixed Assets:
Furniture and Equipment	6,077	6,077
Less Accumulated Depreciation	(4,389)	(2,870)
Total Fixed Assets	1,688	3,207

Other Assets:
Intangible Assets	6,702	6,702
Less Accumulated Amortization	(6,700)	(6,700)
Total Other Assets	2	2
Total Assets	$ 1,690	$ 4,222

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 79,537	$ 61,353
Total Liabilities	79,537	61,353

Stockholders' Equity:
Common Stock, par value $.001
Authorized 100,000,000 shares, Issued 858,359 shares
at September 30, 2002 and December 31, 2001	858	858
Paid-In Capital	7,000,731	7,000,731
Currency Translation Adjustments	-	-
Retained Deficit	(9,200)	(9,200)
Deficit Accumulated During the Development Stage	(7,070,236)	(7,049,520)
Total Stockholders' Equity	(77,847)	(57,131)

Total Liabilities and Stockholders' Equity	$ 1,690	$ 4,222

See accompanying notes and accountant's report.

Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					since
					July 9, 1999
	For the three months ended		For the nine months ended		inception of
	September 30,		September 30,		development
	2002	2001	2002	2001	stage

Revenues:	$-	$-	$-	$-	$-

Expenses:
Research & Development	-	-	-	-	3,487,764
General & Administrative	10,545	1,810,986	20,716	2,018,220	3,462,480

Net Operating Loss	(10,545)	(1,810,986)	(20,716)	(2,018,220)	(6,950,244)

Other Income (Expense)
Interest, Net	-	-	-	-	(76,918)
Sale of Fixed Assets	-	-	-	(43,074)	(43,074)

Net Loss	$ (10,545)	$ (1,810,986)	$ (20,716)	$ (2,061,294)	$ (7,070,236)

Loss per share	$ (0.01)	$ (3.60)	$ (0.02)	$ (7.40)

See accompanying notes and accountant's report.

Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			since
			July 9, 1999
	For the nine months ended		inception of
	September 30,		development
	2002	2001	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,716)	$(250,308)	$(7,070,236)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued as payment of expenses and accrued interest	-	525,231	5,918,617
Currency translation adjustment	-	4	-
Loss on sale of equipment	-	43,074	43,074
Depreciation and amortization	1,519	8,313	30,123
(Increase) decrease in receivables	-	(6,632)	-
Increase (decrease) in accounts payable	18,184	(13,401)	79,337
Increase (decrease) in accrued salaries & vacation	-	(355,231)	-
Net cash provided by (used in) operating activities	(1,013)	(48,950)	(999,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	-	(86,226)
Purchase of intangible assets	-	-	(1,702)
Proceeds from sale of equipment	-	18,041	18,041
Net cash provided by investing activities	-	18,041	(69,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued in exchange for cash	-	-	260,000
Refund of overpayment on stock purchases	-	(572)	(572)
Proceeds from shareholder loans	-	-	809,544
Net cash provided by financing activities	-	(572)	1,068,972

Net (Decrease) Increase in Cash and Cash Equivalents	(1,013)	(31,481)	-
Cash and cash equivalents at beginning of period	1,013	31,743	-
Cash and cash equivalents at end of period	$ -	$ 262	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock issued in exchange for intangible assets	$-	$-	$5,000
Stock issued for payment of shareholder loans	$-	$-	$809,544

See accompanying notes and accountant's report.

Platinum SuperYachts, Inc.
(formerly Mentor On Call, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of September 30, 2002 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp. The Company ceased all operating activities during the period from October 22, 1996 through July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of Renewal from the State of Nevada. On January 11, 2000, the company changed its name to Mentor On Call, Inc. On October 3, 2002, the company changed its name to Platinum SuperYachts, Inc. Since July 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of September 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. On January 15, 2000, the Board of Directors approved an Asset Acquisition Agreement (the "Agreement") with Mentor On Call Holdings, Inc., a Barbadian International Business Corporation ("Mentor"). The Company will provide a proprietary, web enabled, computer based managed E-learning system along with streaming videos and other proprietary technologies to educational institutions and corporations to enhance learning and corporate training.

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

Intangible assets consist of patents and trademarks. Amortization is computed using straight-line method over the estimated lives of the related assets as follows:

Patents and Trademarks	up to 17 years

The Company has adopted the Financial Accounting Standards Board SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and (ii) long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Platinum SuperYachts, Inc.
(formerly Mentor On Call, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continuation)

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues during the reporting period. Actual results could differ from those estimates.

Foreign currency remeasurement/translation

The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasured gains and losses are included in income.

The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year-end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.

Concentration of Credit Risk

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

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:

			Per-Share
	Income	Shares	Amount
	(Numerator)	(Denominator)
	For the three months ended September 30, 2002
Basic Loss per Share
Loss to common shareholders	$ (10,545)	858,359	$ (0.01)
	For the three months ended September 30, 2001
Basic Loss per Share
Loss to common shareholders	$ (1,810,986)	503,452	$ (3.60)
	For the nine months ended September 30, 2002
Basic Loss per Share
Loss to common shareholders	$ (20,716)	858,359	$ (0.02)
	For the nine months ended September 30, 2001
Basic Loss per Share
Loss to common shareholders	$ (2,061,294)	278,578	$ (7.40)

The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

Platinum SuperYachts, Inc.
(formerly Mentor On Call, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 2 - INCOME TAXES

As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,000,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITTMENTS

As of December 31, 2001 all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

On October 3, 2002 the Board of Directors declared a 100 to 1 reverse split of the Company's common stock. As a result of the split, 84,977,497 issued shares were cancelled. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 and 2001 have been restated to reflect the reverse stock split.

NOTE 6 - OPTIONS AND WARRANTS

On September 30, 2001, the Board of Directors authorized and issued $.06 per share stock options, as partial payment of $341,000 in accrued salaries due and owing through June 15, 2001. Accordingly, J.N. Rodgers was issued options for 32,395 shares (3,239,499 per-split shares - SEE NOTE 5) and E.W. Austin was issued options for 24,438 (2,443,834 pre-split shares - SEE NOTE 5) shares.

As of September 30, 2002, no options have been exercised.

Platinum SuperYachts, Inc.
(formerly Mentor On Call, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 6 - EMPLOYMENT CONTRACTS

The Company signed employment contracts with Messrs. Rodgers and Austin as follows:

	Annual	Deferred
Name	Remuneration	Amount
Rodgers	$250,000	$75,000
Austin	$180,000	$60,000

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

The balance payable on these contracts at August 15, 2001 were cancelled in exchange for 362,832 shares (36,283,170 pre-split shares - SEE NOTE 5) of common stock to Mr. Rodgers and 261,250 shares (26,125,000 pre-split shares - SEE NOTE 5) of common stock to Mr. Austin.

A Project Completion Bonus of $125,000 each for Rodgers and Austin is available and payable on the completion and acceptance of the Learning Management System by the Chief Executive Officer of the Company and by outside clients and conditional upon receipt of a minimum of $1,500,000 from licenses.

Rodgers and Austin will be granted stock options of 2,500 (250,000 pre-split shares - SEE NOTE 5) to each with a strike price of $2.00 per share exercisable for a period of five years upon payment of the project completion bonus.

NOTE 7 - INTANGIBLE ASSETS

On January 17, 2000 the Company acquired the Mentor On Call E-Learning System which is a proprietary and web-enabled managed distance and e-learning system with patents pending and priority dates set in one hundred and five countries. The Mentor On Call system operates on Windows 95, 98 and NT platforms, on Novell and Intranet and will support industry standard web servers and browsers. The system is SQL compliant. The assets also include the Trademark and domain name "Mentor On Call".

Platinum SuperYachts, Inc.

Quarterly Report

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2001

The majority of the net loss of $2,061,294 was comprised of general and administrative expenses of $2,018,220. A loss of $43,074 was incurred in the sale of fixed assets.

Results of Operations for the Nine-Months Ended September 30, 2002

The net loss of $20,716 was entirely comprised of general and administrative expenses.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2001; the Company's cash position decreased by $31,481. Cash used in operating activities totaled $48,950; cash used in financing activities was $572; and $18,041 was provided through investing activities.

For the Nine-Months ended September 30, 2002; the Company's cash position decreased by $1,013; the total amount used in operating activities.

Stock Split

On October 3, 2002 the Board of Directors declared a 100 to 1 reverse split of the Company's common stock. As a result of the split, 84,977,497 issued shares were cancelled. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 and 2001 have been restated to reflect the reverse stock split.

Management Plan of Operations

Platinum SuperYachts, Inc. intends to maintain and grow an established customer base and contacts, and utilize developed designs and technical layouts and rendering for the marketing and sales of luxury yachts in worldwide markets. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide continued funding to the company have been confirmed as of the date of this report.

Recent and continuing corporate activities undertaken to achieve participation in the luxury yacht market have included; the corporation's change of name to Platinum SuperYachts, Inc.; and business and asset acquisition activities as pertaining to SuperYachts Holding, Inc., a Nevada corporation, and PR Marine, a Florida corporation.

The results of these activities are that the company will issue an additional 24,000,000 common shares and own all of the outstanding shares of PR Marine, which will continue to exist as a wholly owned subsidiary of Platinum SuperYachts, Inc. (formerly Mentor on Call, Inc.). Upon those issuances the company will have 24,858,359 common shares issued and outstanding.

Such acquisition and agreement undertakings are further detailed in Part II of this Quarterly Report, and supported by material contract documents filed hereto as exhibits 10.1 and 10.2.

Platinum SuperYachts, Inc.

Quarterly Report

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

Change of Name of Corporation

The corporation's board of directors approved an amendment to our Articles of Incorporation to change the name of the corporation from "Mentor On Call, Inc." to "Platinum SuperYachts, Inc." to more accurately reflect our proposed future business. The proposed "amendment" and "change of name" became effective upon receiving the approval from a majority of the holders of our common stock. A "definitive" Schedule 14C Information Statement was filed with the Securities and Exchange Commission on October 16, 2002.

Platinum SuperYachts incorporates by reference the following:

Schedule 14C Information Statement (Definitive) filed October 16, 2002, with attachment, Certificate of Amendment to Articles of Incorporation

The amendment received final approval from the stockholders by majority written consent.

Item 5. Other Information

Platinum SuperYachts, Inc., at its option, reports and discloses herein other information (events and transactions) not previously reported.

SuperYachts Holding, Inc. Acquisition

An Agreement and Plan of Merger, dated as of August 8, 2002, as amended was entered into by and between Platinum SuperYachts, Inc. (formerly, Mentor On Call, Inc.) and SuperYachts Holdings, Inc., a Nevada corporation with principal offices at 403 Kendrick Place, Burlington, Washington 98233.

SuperYachts Holding, Inc. has entered into a Stock Purchase Agreement with the shareholders of PR Marine, Inc., a Florida corporation with office address at 1535 SE 17th Street, Suite 121, Ft. Lauderdale Florida 33316. as per the terms of the Stock Purchase Agreement, SuperYachts Holding, Inc. will immediately acquire ten percent (10%) of the total equity of PR Marine, and shall acquire up to one hundred percent (100%) of the balance equity not later than December 31, 2002, which is the closing date of the Stock Purchase Agreement. Upon closing of the agreement, the separate existence of SuperYachts Holdings, Inc. shall cease with merger into Platinum SuperYachts, Inc.

Platinum SuperYachts, Inc. (formerly, Mentor On Call, Inc.) appointed Roger Jannsen as a director of Platinum SuperYachts, Inc. filling an existing vacancy on the board until the next Shareholders meeting.

Each share of common stock, par value $.001 per share, of SuperYachts Holding, Inc. outstanding at the effective date of the Agreement and Plan of Merger shall be converted into ten (10) shares of Platinum SuperYachts, Inc. shares of common stock, par value $.0001; except that shares of SuperYachts Holdings, Inc. held in SuperYachts Holdings, Inc.'s treasury, if any, shall be cancelled.

Platinum SuperYachts, Inc.
Quarterly Report

The transaction will result in the issuance of 15,000,000 common shares of Platinum Super Yachts, Inc. (formerly, Mentor On Call, Inc.) All employees of SuperYachts Holdings, Inc. shall remain employees of Platinum SuperYachts, Inc. (formerly, Mentor On Call, Inc.) at the sole discretion of the directors and officers of Platinum SuperYachts, Inc.

Platinum SuperYachts, Inc. (formerly, Mentor On Call, Inc.) includes herein as an exhibit to this Form 10-QSB, the Agreement and Plan of Merger with SuperYachts Holdings, Inc.

PR Marine Acquisition

A Stock Purchase Agreement, dated as of August 12, 2002, as amended was entered into by and between SuperYachts Holdings, Inc. and the shareholders of PR Marine, Inc., a Florida corporation with office address at 1535 SE 17th Street, Suite 121, Ft. Lauderdale Florida 33316. Whereas, SuperYachts Holdings, Inc. desires to purchase up to one hundred percent (100%) of PR Marine, Inc. and the business of PR Marine, Inc., and all associated operating assets, and assume certain liabilities and obligations of PR Marine, Inc. SuperYachts Holdings, Inc. intends to purchase in equity shareholding lots of ten percent (10%) of the total company with the total acquisition of up to one hundred percent (100%) of PR Marine.

The closing date for the Stock Purchase Agreement and completion of total acquisition up to one hundred percent (100%) is December 31, 2002.

PR Marine, Inc. has an established client base and contacts, and has developed designs and technical layouts and renderings for the marketing and sales of luxury yachts in worldwide markets. PR Marine, Inc. has a team of yacht brokerage sales personnel and technical professionals, and have participation agreements with the organizers of boat shows and various yachting publications.

Upon closing of the Stock Purchase Agreement, the separate existence of PR Marine, Inc. shall continue as a wholly owned subsidiary.

In consideration of the sale, transfer, conveyance, assignment and delivery by PR Marine, Inc. to SuperYachts Holdings, Inc. of each lot of ten percent (10%) of the shares of PR Marine, Inc. and all of the business, in compliance with the terms and conditions of the Stock Purchase Agreement, SuperYachts Holdings, Inc. will issue one hundred thousand (100,000) newly issued restricted common shares of stock in SuperYachts Holdings, Inc.

SuperYachts Holdings, Inc. will upon closing purchase and acquire assets of PR Marine, including, as consistent with the terms and conditions of the agreement; cash and cash equivalents, accounts receivables, inventory (raw materials, work in progress, and finished goods) furniture, fixtures, equipment, any patents or other intellectual property, documents and records, prepaid expenses, goodwill and other rights or interests that may accrue or constitute the business of PR Marine, Inc.; and, contractual rights, licenses, sales, dealer distribution, brokerage and marketing, supply and freight, and other such rights or interests that may accrue or constitute the business of PR Marine, Inc.

The transaction will result in the issuance of nine million (9,000,000) common shares of Platinum Super Yachts, Inc. (formerly, Mentor On Call, Inc.) All employees of PR Marine, Inc. shall remain employees of SuperYachts Holdings, Inc. at the sole discretion of the directors and officers of SuperYachts Holdings, Inc.

Required financial statements are provided herein as a part of this Form 10-QSB.

Platinum SuperYachts, Inc. (formerly, Mentor On Call, Inc.) includes herein as an exhibit to this Form 10-QSB, the Agreement and Plan of Merger by and between SuperYachts Holdings, Inc. and PR Marine, Inc.

Platinum SuperYachts, Inc.
Quarterly Report

Change of Control of Corporation

The agreements with SuperYachts Holdings, Inc. and their agreement with PR Marine, Inc. will result in a change of control of the issuer. 24,000,000 common shares are to be issued shifting control from the existing shareholders to the shareholders of the acquisitions. Once issued the total outstanding common shares of the issuer will be 24,858,359 (percentages in the following tables are based on this total as issued and outstanding) The new group resulting from there agreements is 42 shareholders. No arrangements or understandings among the former or new control groups are known by the issuer to exist with respect to the election of directors or other matters.

The security ownership of the management of the registrant as of the date of this report is as follows:

Title of Class	Beneficial Owner	Amount Owned	Percent of Class
Common Shares	J.N. Rodgers	409,582	1.6%
	Director, President,
	CEO, Secretary
Common Shares	E.W. Austin	308,000	1.2%
	Director, Chairman and CFO
	Treasurer
Common Shares	Roger Janssen	500,000	2.0%
	Director

All Officers and Directors as a group 1,217,582			4.9%

Rodgers and Austin beneficially own a portion of their shares in Mentor On Call, Inc. through their equity ownership in Mentor On Call Holdings, Inc., an International Business Corporation organized pursuant to the laws of the Country of Barbados, West Indies (hereinafter referred to as "Holdings"). Holdings owns 93,500 shares of Mentor On Call, Inc. which it acquired as part of the Asset Acquisition Agreement entered into with the Company in January, 2000.

On September 30, 2001, the Board of Directors authorized and issued $.06 per share stock options, as partial payment of $341,000 in accrued salaries due and owing through June 15, 2001.

Accordingly, J.N. Rodgers was issued options for 32,395 shares (3,239,499 per-split shares) and E.W. Austin was issued options for 24,438 (2,443,834 pre-split shares) shares.

As of September 30, 2002, no options have been exercised.

The shareholders having beneficial ownership of more than 5% of the issued and outstanding shares of the company’s common stock upon closing will be as follows:

Title of Class	Beneficial Owner	Amount Owned	Percent of Class
Common Shares	Shahid S Vohra*	5,000,000	20.1%
	LOB 14 Office 432
	Jafz, Dubai, P.O. Box 16760
	UAE
Common Shares	Erica S Vohra*	4,000,000	16.1%
	LOB 14 Office 432
	Jafz, Dubai, P.O. Box 16760
	UAE
Common Shares	Ron Ruskowsky	3,500,000	14.1%
	Suite #117
	132-250 Shawville Blvd. SE
	Calgary, AB T2Y 2Z7

Note: Shahid S Vohra and Erica S Vohra are husband and wife, collectively controlling 36.4% of the outstanding common shares.

Platinum SuperYachts, Inc.
Quarterly Report

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Platinum SuperYachts incorporates by reference the following:

Schedule 14C Information Statement (Definitive) filed October 16, 2002, with attachment, Certificate of Amendment to Articles of Incorporation

Additional Financial Statements related to the acquisitions are currently unavailable and will be filed by amendment to this report no later than 60 days from the required filing date of this information

Platinum SuperYachts includes herewith the following exhibits:

Number	Description
10.1	Material Contract: Agreement and Plan of Merger, August 8, 2002,
Mentor On Call, Inc. and SuperYachts Holdings, Inc.
10.2	Material Contract: Stock Purchase Agreement, August 12, 2002,
SuperYachts Holdings, Inc. and PR Marine Inc.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer and Principal Accounting Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

Platinum SuperYachts, Inc.
Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum SuperYachts, Inc.

By: /s/ James N. Rodgers
James N. Rodgers, President and CEO

By: /s/ Edwin W. Austin
Edwin W. Austin, Chairman and CFO

Dated: November 06, 2002