Form 10KSB
period 2002-12-31
MENTOR ON CALL INC
filed 2003-07-11
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27739

Platinum SuperYachts, Inc.
(Exact name of small business issuer as specified in its charter)

Suite #1100 - 1200 W 73rd
Vancouver, British Columbia V6P 6G5
(604) 264-8689
Address of Principal Executive Offices
Nevada
(State of incorporation)
77-0517966
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $0

The number of shares outstanding of the Registrant's common stock as of December 31, 2002 was 24,858,365

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Platinum SuperYachts, Inc.

Table of Contents

Description of Business	3
Description of Property	3
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	4
Management's Discussion and Analysis or Plan of Operations	5
Financial Statements	7
Changes In / Disagreements with Accountants Disclosure	17
Directors, Executive Officers, Promoters and Control Persons	17
Executive Compensation	18
Security Ownership of Certain Beneficial Owners and Management	19
Certain Relationships and Related Transactions	19
Exhibits and Reports on Form 8-K	20
Index to Exhibits and Reports	20
Controls and Procedures	20
Signatures	21
Certification	22

II

Platinum SuperYachts, Inc.

Description of Business

General

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

Recent and continuing corporate activities undertaken to achieve participation in the luxury yacht market have included; the corporation's change of name to Platinum SuperYachts, Inc.; and business and asset acquisition activities as pertaining to SuperYachts Holdings, Inc., a Nevada corporation, and PR Marine, a Florida corporation. The results of these activities are that the company has issued an additional 24,000,000 common shares and own all of the outstanding shares of PR Marine, which will continue to exist as a wholly owned subsidiary of Platinum SuperYachts, Inc.

Such acquisition and agreement undertakings are detailed in Platinum SuperYacht's Quarterly Report on Form 10-QSB and exhibits thereto, filed with the Securities and Exchange Commission on November 13, 2002. Such Quarterly Report and exhibits thereto are incorporated herein by reference.

SuperYachts Holding, Inc. Acquisition

On November 15, 2002, the shareholders of Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. In connection with the merger, SuperYachts Holdings issued 858,365 shares of common stock in exchange for the assets and liabilities of Platinum SuperYachts, Inc. The merger was treated as a recapitalization; and, in connection with the recapitalization, the number of shares outstanding prior to the merger were restated to their post merger equivalents (increased from 1,400,000 to 14,000,000). Upon final closure of the agreement, the separate existence of SuperYachts Holdings, Inc. ceased with merger into Platinum SuperYachts, Inc.

PR Marine, Inc. Acquisition

A Stock Purchase Agreement, dated as of August 12, 2002, as amended, was entered into by and between SuperYachts Holdings, Inc. and the shareholders of PR Marine, Inc. a Florida corporation. Whereas, SuperYachts Holdings, Inc. intended total acquisition of PR Marine by the closing date of the agreement of December 31, 2002. On November 15, 2002, the company issued 10,000,000 post-split restricted shares of the company for certain assets of PR Marine, Inc.

Employees

Currently, the company has three employees, the officers and directors of the company.

Description of Property

As of December 31, 2002, all activities of Platinum SuperYachts, Inc. have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of these facilities.

Platinum SuperYachts, Inc.

Legal Proceedings

As a part of the business and asset acquisition pertaining to PR Marine, a Florida corporation, Platinum SuperYachts, Inc. received a Consent of Judgement issued on May 6, 2002 in the circuit court of the 11th judicial circuit in and for Miami, Dada County, Florida; in the amount of $458,000 plus interest against Thanos Papalexis, Nemesis Enterprises, Inc., a foreign corporation, and Privee International, Inc., a Florida corporation. The company also received a promissory note from Mr. Thanos Papalexis in the amount of $200,000.

The company believes that they will be able to collect on these notes, however, an allowance of $508,000 has been booked against the notes in these financial statements. The allowance is made up of legal fees, amounts that the company will pay a boat builder arising from an oral agreement to pay upon collection of the amount in question, and an allowance for the amount that may not be collectable.

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

Market for Common Equity and Related Stockholder Matters

Market Information

Platinum SuperYachts, Inc. (formally known as Mentor On Call, Inc.) common stock is listed on the NASDAQ Bulletin Board under the symbol "PSUY". There is currently no established trading market for Platinum SuperYachts' common stock.

The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Period Ending	High	Low
June 25, 2003	$2.00	$1.90

Holders

Platinum SuperYachts, Inc. had 24,858,365 shares of common stock issued and outstanding as of December 31, 2002, which were held by approximately 42 shareholders.

Platinum SuperYachts, Inc.

Recent Issuance of Securities

On November 15, 2002, the shareholders of Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. In connection with the merger, SuperYachts Holdings issued 858,365 shares of common stock in exchange for the assets and liabilities of Platinum SuperYachts, Inc. The merger was treated as a recapitalization; and, in connection with the recapitalization, the number of shares outstanding prior to the merger were restated to their post merger equivalents (increased from 1,400,000 to 14,000,000). Upon final closure of the agreement, the separate existence of SuperYachts Holdings, Inc. ceased with merger into Platinum SuperYachts, Inc.

On November 15, 2002, the company issued 10,000,000 post-split restricted shares of the company for certain assets of PR Marine, Inc.

Dividend Policy

Platinum SuperYachts, Inc. has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

On November 15, 2002, the shareholders of Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. The merger was treated as a recapitalization; and, in connection with the recapitalization, the number of shares outstanding prior to the merger were restated to their post merger equivalents (increased from 1,400,000 to 14,000,000). Upon final closure of the agreement, the separate existence of SuperYachts Holdings, Inc. ceased with merger into Platinum SuperYachts, Inc.

Management's Discussion and Analysis or Plan of Operations

Overview

Platinum SuperYachts, Inc. intends to maintain and grow an established customer base and contacts, and utilize developed designs and technical layouts and rendering for the marketing and sales of luxury yachts in worldwide markets. Platinum SuperYachts' will design, construct, sale, resale, and service yachts. The company's core business will be the building of yachts of 80 to 200 feet in length. Platinum SuperYachts will hire subcontractors on a per job basis for the construction of each vessel.

As of December 31, 2002, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

Financial Condition and Results of Operations

For the fiscal year 2002, the company had general and administrative expenses of $65,626 and interest expenses of $12, resulting in a net loss from operations of $65,638 for the period.

Liquidity and Capital Resources

>From inception (August 23, 2002) the company has received $1,400 from stock issued at inception and has used $1,012 in operating activities, resulting in cash and cash equivalents at the end of this reporting period of $388.

Platinum SuperYachts, Inc.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company’s products.

Platinum SuperYachts, Inc.
Financial Statements

Balance Sheets as of December 31, 2002
Statement of Operations, Stockholder's Equity, and Cash Flows
for the period from inception (August 23, 2002) too December 31, 2002

Contents
Page
Independent Auditor's Report	8
Financial Statements
Balance Sheets	9
Statement of Operations	10
Statement of Stockholders’ Equity	11
Statement of Cash Flows	12
Notes to Financial Statements	13-16

Independent Auditor's Report

Platinum SuperYachts, Inc.
(formerly Mentor On Call, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (a development stage company) as of December 31, 2002, and the related statements of operations, cash flows for the period from August 23, 2002 (inception) to December 31, 2002, and the statement of stockholders' equity for the period from August 23, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the period from August 23, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted

Certified Public Accountants
Robison, Hill & Co.
Salt Lake City, Utah
June 24, 2003

PLATINUM SUPERYACHTS, INC.
(A Development Stage Company)

BALANCE SHEETS

December 31,
2002
Assets
Current Assets:
Cash & Cash Equivalents	$333
Notes Receivable	150,000
Supplies	35,000
Total Current Assets	185,333
Fixed Assets
Fixed Assets	163,000
Less Accumulated Depreciation	(3,881)
Total Fixed Assets	159,119
Other Assets
Intangible Assets	1,895,001
Less Accumulated Amortization	(41,845)
Total Other Assets	1,853,156

Total Assets	$ 2,197,608

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 77,648
Total Liabilities	77,648
Stockholders' Equity
Common Stock, $.001 par value
Authorized 100,000,000 shares;
Issued and outstanding 24,858,365
at December 31, 2002	24,858
Paid-In Capital	2,160,740
Retained Deficit	-
Deficit Accumulated During Development Stage	(65,638)
Total Stockholders' Equity	2,119,960
Total Liabilities and Stockholders' Equity	$ 2,197,608

The accompanying notes are an integral part of these financial statements.

PLATINUM SUPERYACHTS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period	Cumulative since
	from	August 23, 2002
	August 23, 2002	inception of
	to	development
	December 31,2002	stage
Revenues	$ -	$ -

Expenses:
General and Administrative	65,626	65,626

Net Operating Loss	(65,626)	(65,626)

Other Income (Expenses)
Interest, Net	(12)	(12)

Net Loss	$ (65,638)	$ (65,638)

Basic and Diluted Loss per Share	$ (0.00)
Weighted Average Shares	17,842,191

The accompanying notes are an integral part of these financial statements.

PLATINUM SUPERYACHTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
					Since
					August 23, 2002
					Inception of
	Common Stock		Paid-in	Retained	Development
	Shares	Par Value	Capital	Deficit	Stage

Balance - August 23, 2002	14,000,000	$14,000	$-	$-	$ -

Issued stock in asset acquisition agreement	10,000,000	10,000	2,233,000	-	-

Issued stock in association with
plan of reorganization	858,365	858	(72,260)	-	-
Net Loss	-	-	-	-	(65,638)
Balance - December 31, 2002	24,858,365	$ 24,858	$ 2,160,740	$ -	$ (65,638)

The accompanying notes are an integral part of these financial statements.

PLATINUM SUPERYACHTS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the period	Cumulative since
	from	August 23, 2002
	August 23, 2002	inception of
	to	development
	December 31,2002	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(65,638)	$(65,638)
Adjustments to reconcile net income (loss)
to net cash provided (used in) operating activities:
Depreciation and Amortization	45,726	45,726
Stock issued for start up costs	12,600	12,600
Increase (decrease) in accounts payable	6,300	6,300
Net cash provided by (used in) operating activities	(1,012)	(1,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued at inception	1,400	1,400
Net cash provided by financing activities	1,400	1,400

Net (Decrease) Increase in Cash and Cash Equivalents	388	388
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ 388	$ 388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION::
Cash paid during the year for:
Interest	$12	$12

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$858	$858
Stock issued in asset acquisition agreement	$2,243,000	$2,243,00

The accompanying notes are an integral part of these financial statements.

Platinum SuperYachts, Inc.
(A Development Stage Company)
Notes To Financial Statements
(The period from August 23, 2002 (Inception) to December 31, 2002)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 3, 2002, the Company changed its name to Platinum SuperYachts, Inc. in anticipation of a merger with SuperYachts Holdings, Inc. (a Nevada corporation that was incorporated on August 13, 2002). On November 15, 2002, the shareholders of Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. The merger was accounted for as a reverse merger, with SuperYachts Holdings, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, SuperYachts Holdings issued 858,365 shares of common stock (100%) in exchange for the assets and liabilities of Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.).

For financial reporting purposes, Platinum SuperYachts, Inc. was considered a new reporting entity on November 15, 2002. The accompanying financial statements reflect the operations of SuperYachts Holdings for the period from August 23, 2002 (inception) to December 31, 2002. The purchase price was allocated to the assets and liabilities at their fair value.

The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 1,400,000 to 14,000,000). All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 have been restated to reflect the equivalent number of post merger shares.

As of December 31, 2002, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company completed an Asset Acquisition (the "Agreement") with PR Marine, Inc. a Florida corporation on November 15, 2002.

The Company will design, construct, sale, re-sale and service yachts. Our core business will be the building of yachts in excess of 80 to 200 feet. Platinum SuperYachts will hire subcontractors on a per job basis for the construction of the vessel. We pay these subcontractors when the client pays us.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Platinum SuperYachts, Inc.
(A Development Stage Company)
Notes To Financial Statements
(The period from August 23, 2002 (Inception) to December 31, 2002)

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of assets which range from three to seven years.

Fixed assets consisted of the following at December 31, 2002:

Yacht Models	$ 38,000
Hull Display	125,000
163,000
Less accumulated depreciation	(3,881)
Total	$ 159,119

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the period from August 23, 2002 to December 31, 2002 was $3,881.

The Company adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

Intangible Assets consisted of the following at December 31, 2002:

	Amortization	Amortization Period
Website	$45,000	2 Years
Yacht Blueprints	1,600,000	7 Years
Client Lists	250,000	Indefinite
E-Learning System	1	Indefinite
	1,895,001
Less accumulated amortization	(41,845)
Total	$ 1,853,156

Total amortization expense for the period from August 23, 2002 to December 31, 2002 was $41,845.

The estimated amortization for the next five years is as follows:

2003	$251,071
2004	247,321
2005	228,571
2006	228,571
2007	228,571
Total	$ 1,184,105

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

Platinum SuperYachts, Inc.
(A Development Stage Company)
Notes To Financial Statements
(The period from August 23, 2002 (Inception) to December 31, 2002)

Concentrations of Credit Risk

The Company had no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or foreign hedging agreements.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2002.

Stock Compensation to Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and non-employee.

NOTE 2 – NOTES RECEIVABLE

As a part of the Asset Acquisition (Note 6) the Company received a Consent of Judgement issued on May 6, 2002 in the circuit court of the 11th judicial circuit in and for Miami, Dada County, Florida; in the amount of $458,000 plus interest against Thanos Papalexis, Nemesis Enterprises, Inc., a Foreign Corporation, and Privee International, Inc., a Florida Corporation. They also received a promissory note from Mr. Thanos Papalexis in the amount of $200,000.

The company believes that they will be able to collect on these notes, however, an allowance in the amount of $508,000 has been booked against the notes in the accompanying balance. The allowance is made up of legal fees that may arise if further legal action is necessary, amounts that the company will pay the boat builder that arises from an oral agreement to pay upon collection of the amount in question, and a allowance for the amount that may not be collectable.

NOTE 3 – INCOME TAXES

As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,065,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Platinum SuperYachts, Inc.
(A Development Stage Company)
Notes To Financial Statements
(The period from August 23, 2002 (Inception) to December 31, 2002)

NOTE 4 – DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $65,638 for the period from August 23, 2002 to December 31, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and management has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to raise additional capital. The inability of the Company to secure additional financing in the near term could adversely impact the Company's business, financial position and prospects.

NOTE 5 – COMMITMENTS

As of December 31, 2002, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – ASSET ACQUISITION

On November 15, 2002, the Company issued 10,000,000 post-split restricted shares of the Company as consideration for certain assets of PR Marine, a Florida Corporation valued at $2,751,000.

The assets acquired include 30 yacht designs with blueprints on 6 of them, a yacht hull display, four yacht models, website, customer lists, marketing material, a consent judgement from a law suit and promissory note, and also contracts and agreements with shipyards, designers, naval architects and brokers.

Platinum SuperYachts, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION (S)
Ron Ruskowsky	President and CEO, Director
Shahid Shafiq Vohra	Vice President and Secretary, Director
Roger Janssen	Director

Ron Ruskowsky, President, has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 16 years.

Shahid Shafiq Vohra, Vice President and Secretary, has extensive experience and reputation in the yachting community. Mr. Vohra consistently provides the negotiating and marketing skills necessary to achieve the best terms for both the manufacturer and customer.

Roger Janssen, Director, has over twenty years of experience in the manufacturing industry. For the past fourteen years he has owned and operated his own business in the greater Seattle area, with clients, including; Boeing, Microsoft, Starbucks Corporation, Precor and Eldec. Mt. Janssen has guided several manufacturing companies during their start up phase and has traveled internationally as a manufacturing consultant.

There are no relationships by blood or marriage amongst the officers and directors of Platinum SuperYachts, Inc. The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Platinum SuperYachts, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Platinum SuperYachts, Inc.

Executive Compensation

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

	Fiscal	Salary		Other
Name and Principal Position	Year	Compensation	Bonus	Compensation
Ron Ruskowsky	2002	0	0	0
President and CEO, Director
Shahid Shafiq Vohra	2002	0	0	0
Vice President and Secretary, Director
Roger Janssen	2002	0	0	0
Director

Notes:

None of the company's officers and/or directors currently receives any compensation for their respective services rendered to the company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the company has generated sufficient revenues from its operations.

As of December 31, 2002, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of Platinum SuperYachts, Inc. as director’s fees.

Employment Agreements

No formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Platinum SuperYachts, Inc.

Security Ownership of Certain Beneficial Owners and Management

The security ownership of the management of the registrant as of the date of this report is as follows:

Title of Class	Beneficial Owner	Amount Owned	Percent of Class
Common Shares	Ron Ruskowsky	3,500,000	14.1%
	President and CEO, Director
Common Shares	Shahid S. Vohra	5,000,000	20.1%
	CFO, Director
Common Shares	Roger Janssen	500,000	2.0%
	Director

All Officers and Directors as a group		9,000,000	36.2%

The shareholders having beneficial ownership of more than 5% of the issued and outstanding shares of the company's common stock as of the date of this report is as follows:

Title of Class	Beneficial Owner	Amount Owned	Percent of Class
Common Shares	Erica S. Vohra	4,000,000	16.1%
	LOB 14 Office 432
	Jafz, Dubai, P.O. Box 16760
	UAE

Note: Shahid S. Vohra, President, CEO, and Director of Platinum SuperYachts Inc. and Erica S. Vohra are husband and wife, collectively controlling 36.2% of the outstanding common shares.

As of the date of this report, Platinum SuperYachts, Inc. has issued and outstanding 24,858,365 shares of common stock amongst a group of 42 shareholders.

Certain Relationships and Related Transactions

None for the reporting period ending fiscal year 2002.

Platinum SuperYachts, Inc.

Exhibits and Reports on Form 8-K

Exhibits

Platinum SuperYachts, Inc. incorporates by reference its Quarterly Report on Form 10-QSB and exhibits thereto, filed with the Securities and Exchange Commission on November 13, 2002. As pertaining to disclosed acquisitions and mergers, and change of control of the corporation; the referenced Quarterly Report on Form 10-QSB for the period ending September 30, 2002, contains detail as to these transactions. The following documents were provided as exhibits to the referenced Quarterly Report on Form 10-QSB for the period ending September 30, 2002 and provide specific terms as to the agreements:

Exhibit #	Description
10.1	Material Contract: Agreement and Plan of Merger, August 8, 2002,
Mentor On Call, Inc. and SuperYachts Holdings, Inc.
10.2	Material Contract: Stock Purchase Agreement, August 12, 2002,
SuperYachts Holdings, Inc. and PR Marine, Inc.

Platinum SuperYachts, Inc. incorporates by reference its Schedule 14C Information Statement (Definitive) filed October 16, 2002, with attachment, Certificate of Amendment to Articles of Incorporation; re: change of name of corporation.

Platinum SuperYachts, Inc. includes herewith Certification of Chief Executive Officer and Principal Accounting Officer as Exhibit 99.1 to this Annual Report on Form 10-KSB for the fiscal year 2002.

Index to Exhibits and Reports

Platinum SuperYachts, Inc. includes herewith the following exhibits:

99.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Controls and Procedures

Platinum SuperYachts, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Platinum SuperYachts, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Platinum SuperYachts, Inc.

By: /s/ Ron Ruskowsky, President
Ron Ruskowsky, President and CEO
By: /s/ Shahid Shafiq Vohra, Vice President
Shahid Shafiq Vohra, Vice President and Secretary

Date: June 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Platinum SuperYachts, Inc.

By: /s/ Ron Ruskowsky, President
Ron Ruskowsky, President and CEO
By: /s/ Shahid Shafiq Vohra, Vice President
Shahid Shafiq Vohra, Vice President and Secretary
By: /s/ Roger Janssen, Director
Roger Janssen, Director

Date: June 26, 2003

Platinum SuperYachts, Inc.

CERTIFICATION

I, Ron Ruskowsky, certify that:

1. I have reviewed this annual report on Form 10-KSB of Platinum SuperYachts, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Ron Ruskowsky

Principal Executive Officer

Principal Accounting Officer