Form 10QSB
period 2003-03-31
MENTOR ON CALL INC
filed 2003-07-11
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-27739
(Commission file number)

Platinum SuperYachts, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

77-0517966
(IRS Employer
Identification No.)

Suite #110 - 1200 W 73rd
Vancouver, British Columbia V6P 6G5
(Address of principal executive offices)

(604) 264-8689
(Issuer's telephone number)

Legacy House, 135 Church St.
Stratford, Ontario, Canada N5A 2R4
(519) 272-0828
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003 - 24,908,365 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Platinum SuperYachts, Inc.

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Accountant's Report	4

	Balance Sheet	5

	Statement of Operations	6

	Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Item 7.	Controls and Procedures	12

SIGNATURES		13

CERTIFICATION		14

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Independent Accountant's Report

and

Balance Sheets
as of
March 31, 2003 and December 31, 2002

and

Statements of Operations
for the Three Months Ending March 31, 2003
and cumulative from August 23, 2002

and

Statements of Cash Flows
for the Three Months Ending March 31, 2003
and cumulative from August 23, 2002

INDEPENDENT ACCOUNTANT'S REPORT

Platinum SuperYachts, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheets of Platinum SuperYachts, Inc (a development stage company) as of March 31, 2003 and December 31, 2002, and the related statements of operations for the three month period ended March 31, 2003, and cash flows for the three month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Platinum SuperYachts, Inc. as of December 31, 2002, and the related statements of operations, cash flows, and stockholder's equity for the period from August 23, 2002 (Inception) to December 31, 2002; and, in our report dated June 24, 2003, we expressed an unqualified opinion on those financial statements. in our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 4 of the Company's audited financial statements as of December 31, 2002, and for the period from August 23, 2002 (Inception) to December 31, 2002 discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matter in Note 4 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 4 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted

Certified Public Accountants

Robison, Hill & Co.
Salt Lake City, Utah
June 30, 2003

Platinum SuperYachts, Inc.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,283	$333
Notes Receivable	150,000	150,000
Supplies	35,000	35,000
Total Current Assets	190,283	185,333

Fixed Assets:
Fixed Assets	163,000	163,000
Less Accumulated Depreciation	(9,702)	(3,881)
Total Fixed Assets	153,298	159,119

Other Assets:
Intangible Assets	1,895,001	1,895,001
Less Accumulated Amortization	(104,613)	(41,845)
Total Other Assets	1,790,388	1,853,156
Total Assets	$ 2,133,969	$ 2,197,608

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$95,020	$77,648
Shareholder Loans	5,000	-
Total Liabilities	100,020	77,648

Stockholders' Equity:
Common Stock, par value $.001
Authorized 100,000,000 shares, 24,908,365 and 24,858,365 shares
Issued and Outstanding at March 31, 2003 and December 31, 2002	24,908	24,858
Paid-In Capital	2,275,690	2,160,740
Retained Deficit	-	-
Deficit Accumulated During the Development Stage	(266,649)	(65,638)
Total Stockholders' Equity	2,033,949	2,119,960

Total Liabilities and Stockholders' Equity	$ 2,133,969	$ 2,197,608

See accompanying notes and accountant's report.

	Platinum SuperYachts, Inc.
	(A Development Stage Company)

	STATEMENTS OF OPERATIONS
	(Unaudited)
		Cumulative
		since
		August 23, 2002
	For the three months ended	inception of
	March 31,	development
	2003	stage
Revenues	$-	$-

Expenses:
General & Administrative	201,011	266,637

Net Operating Loss	(201,011)	(266,637)

Other Income (Expenses)
Interest, Net	-	(12)

Net Loss	$ (201,011)	$ (266,649)

Loss per share	$ (0.01)

Weighted Average Shares Outstanding	24,885,331

See accompanying notes and accountant's report.

Platinum SuperYachts, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative
		since
		August 23, 2002
For the three months ended		inception of
	March 31,	development
	2003	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(201,011)	$(266,649)
Adjustments to reconcile net income (loss) to net cash
provided (used in) operating activities:
Depreciation & Amortization	68,589	114,315
Stock issued for start up costs	-	12,600
Increase (decrease) in accounts payable	17,372	23,617
Net cash provided (used in) operating activities	(115,050)	(116,117)

CASH FLOWS FROM INVESTNIG ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholders	5,000	5,000
Stock issued for services	115,000	115,000
Stock issued at inception	-	1,400
Net cash provided by financing activities	120,000	121,400

Net (Decrease) Increase in Cash and Cash Equivalents	4,950	5,283
Cash and Cash Equivalents at Beginning of Period	333	-
Cash and Cash Equivalents at End of Period	5,283	5,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued in plan of reorganization	$-	$858
Stock issued in asset acquisition agreement	$-	$2,243,000

See accompanying notes and accountant's report.

Platinum SuperYachts, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

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

The unaudited financial statements as of March 31, 2003 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp. The Company ceased all operating activities during the period from October 22, 1996 through July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of Renewal from the State of Nevada. On January 11, 2000, the company changed its name to Mentor On Call, Inc. On October 3, 2002, the Company changed its name to Platinum SuperYachts, Inc. in anticipation of a merger with SuperYachts Holdings, Inc. (a Nevada corporation that was incorporated on August 13, 2002). On be cash equivalents to the extent the funds are not being held for investment purposes.

Platinum SuperYachts, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of assets which range from three to seven years.

Fixed assets consisted of the following at March 31, 2003:

Yacht Models	$ 38,000
Hull Display	125,000
163,000
Less accumulated depreciation	(9,702)
Total	$ 153,298

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the three months ended March 31, 2003 was $5,821.

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

Intangible Assets consisted of the following at March 31, 2003:

	Amortization	Amortization Period
Website	$45,000	2 Years
Yacht Blueprints	1,600,000	7 Years
Client Lists	250,000	Indefinite
E-Learning System	1	Indefinite
	1,895,001
Less accumulated amortization	(104,613)
Total	$ 1,790,388

Total amortization expense for the three months ended March 31, 2003 was $62,798.

The estimated amortization for the next five years is as follows:

2003	$251,071
2004	247,321
2005	228,571
2006	228,571
2007	228,571
Total	$ 1,184,105

Platinum SuperYachts, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

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

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the three months applicable to the common stockholders by the weighted average number of common shares outstanding. There were no common equivalent shares outstanding at March 31, 2003.

NOTE 2 - NOTES RECEIVABLE

As a part of the Asset Acquisition (Note 6) the Company received a Consent of Judgement issued on May 6, 2002 in the circuit court of the 11th judicial circuit in and for Miami, Dada County, Florida; in the amount of $458,000 plus interest against Thanos Papalexis, /P>

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and management has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to raise additional capital. The inability of the Company to secure additional financing in the near term could adversely impact the Company's business, financial position and prospects.

Platinum SuperYachts, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

NOTE 5 - COMMITTMENTS

As of December 31, 2002 all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - ASSET ACQUISITION

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2003

The entire net loss of $201,011 was comprised of general and administrative.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2003; the Company's cash position increased by $4,950. Cash used in operating activities totaled $115,050, while cash provided by financing activities was $120,000.

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

Item 2.	Change in Securities and Use of Proceeds
None for the quarterly reporting period ending March 31, 2003.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None for the quarterly reporting period ending March 31, 2003.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Platinum SuperYachts includes herewith the following exhibits:

Number	Description
99.1	Certification of Chief Executive Officer and Principal Accounting Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

Item 7. Controls and Procedures

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
Quarterly Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Platinum SuperYachts, Inc.
By: /s/ Ron Ruskowsky, President
Ron Ruskowsky, President and CEO
By: /s/ Shahid Shafiq Vohra, Vice President
Shahid Shafiq Vohra, Vice President and Secretary

Date: June 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Platinum SuperYachts, Inc.
By: /s/ Ron Ruskowsky, President
Ron Ruskowsky, President and CEO
By: /s/ Shahid Shafiq Vohra, Vice President
Shahid Shafiq Vohra, Vice President and Secretary

By: /s/ Roger Janssen, Director
Roger Janssen, Director

Date: June 30, 2003

Platinum SuperYachts, Inc.
Quarterly Report

CERTIFICATION

I, Ron Ruskowsky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Platinum SuperYachts, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Ron Ruskowsky
- -----------------------------
Ron Ruskowsky
Principal Executive Officer
Principal Accounting Officer