Form 10QSB
period 2003-06-30
MENTOR ON CALL INC
filed 2003-08-19
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2003

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

                                  (604)264-8689
                           (Issuer's telephone number)

[X]      Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 24,908,365


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Platinum SuperYachts, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Platinum SuperYachts, Inc. (a development stage company) as of June 30, 2003 and December 31, 2002, and the related statements of operations for the three and six month periods ended June 30, 2003, and cash flows for the six month periods ended June 30, 2003. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Platinum SuperYachts, Inc. as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the period from August 23, 2002 (Inception) to December 31, 2002; and in our report dated June 24, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 4 of the Company's audited financial statements as of December 31, 2002, and for the period from August 23, 2002 (Inception) to December 31, 2002 discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 4 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 4 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  Respectfully submitted,



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 18, 2003

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
ASSETS                                                                              2003                2002
                                                                             ------------------  ------------------
Current Assets:
Cash & Cash Equivalents                                                      $              736  $              333
Notes Receivable                                                                        150,000             150,000
Supplies                                                                                 35,000              35,000
                                                                             ------------------  ------------------
     Total Current Assets                                                               185,736             185,333

Fixed Assets:
Fixed Assets                                                                            163,000             163,000
Less Accumulated Depreciation                                                           (15,524)             (3,881)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 147,476             159,119

Other Assets:
Intangible Assets                                                                     1,895,001           1,895,001
Less Accumulated Amortization                                                          (192,381)            (41,845)
                                                                             ------------------  ------------------
     Total Other Assets                                                               1,702,620           1,853,156
                                                                             ------------------  ------------------

     Total Assets                                                            $        2,035,832  $        2,197,608
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                             $          110,087  $           77,648
Shareholder Loans                                                                         5,000                   -
                                                                             ------------------  ------------------
     Total Liabilities                                                                  115,087              77,648
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, 100,000,000 Shares
    Authorized, 24,908,365 and 24,858,365 Shares
    Issued and Outstanding as June 30, 2003
    and December 31, 2002                                                                24,908              24,858
  Paid-In Capital                                                                     2,275,690           2,160,740
  Deficit Accumulated During the
    Development Stage                                                                  (379,853)            (65,638)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                       1,920,745           2,119,960
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        2,035,832  $        2,197,608
                                                                             ==================  ==================


                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          since
                                                                                                        August 23,
                                                                                                           2002
                                                             For the three         For the six         inception of
                                                             months ended         months ended
                                                               June 30,             June 30,           development
                                                           -----------------    -----------------
                                                                 2003                 2003                stage
                                                           -----------------    -----------------   ------------------
Revenues:                                                  $               -    $               -   $                 -

Expenses:

   General & Administrative                                          113,204              314,215              379,841
                                                           -----------------    -----------------   ------------------

     Net Operating Loss                                             (113,204)            (314,215)            (379,841)

Other Income (Expenses)
   Interest, Net                                                           -                    -                  (12)
                                                           -----------------    -----------------   ------------------

     Net Loss                                              $        (113,204)   $        (314,215)  $         (379,853)
                                                           =================    =================   ==================

Loss per share                                             $         (0.01)     $         (0.01)
                                                           =================    =================

Weighted Average Shares Outstanding                               24,896,976           24,896,976
                                                           =================    =================














                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                         August 23,
                                                                                                            2002
                                                                                 For the six            Inception of
                                                                                 months ended
                                                                                   June 30,             Development
                                                                              ------------------
                                                                                     2003                  Stage
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $(314,215)             $         (379,853)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                                              162,179                207,904
Stock issued for start up costs                                                                -                 12,600
Stock issued for services                                                                115,000                115,000
Increase (decrease) in accounts payable                                                   32,439                 38,384
                                                                              ------------------     ------------------
Net cash provided by (used in) operating activities                                       (4,597)                (5,965)
                                                                              ------------------     ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                                                    -                      -
                                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                                                     5,000                  5,000
Stock issued at inception                                                                      -                  1,400
                                                                              ------------------     ------------------
  Net cash provided by financing activities                                                5,000                  6,400
                                                                              ------------------     ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                         403                    435
Cash and Cash Equivalents at Beginning of Period                                             333                      -
                                                                              ------------------     ------------------
Cash and Cash Equivalents at End of Period                                    $              736     $              435
                                                                              ==================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $                -     $               12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Stock issued in plan of reorganization                                        $                -     $              858
Stock issued in asset acquisition agreement                                   $                -     $        2,243,000

                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

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

         The unaudited financial statements as of June 30, 2003 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On October 3, 2002, the Company changed its name to Platinum SuperYachts, Inc. in anticipation of a merger with SuperYachts Holdings, Inc. (a Nevada Corporation that was incorporated on August 13, 2002). On November 15, 2002, the shareholders of the Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. The merger was accounted for as a reverse merger, with SuperYachts Holdings being treated as the acquiring entity for financial reporting purposes. In connection with this merger, SuperYachts Holdings issued 858,365 shares of common stock in exchange for the assets and liabilities of the Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.).

         For financial reporting purposes, Platinum SuperYachts, Inc. was considered a new reporting entity on November 15, 2002. The accompanying financial statements reflect the operations of SuperYachts Holding for the period from August 23, 2002 (Inception) to December 31, 2002. The purchase price was allocated to the assets and liabilities at their estimated fair value.

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 1,400,000 shares to 14,000,000). All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2002 have been restated to reflect the equivalent number of post merger shares.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         As of June 30, 2003, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company will design, construct, sale, re-sale and services yachts. Our core business will be the building of yachts in excess of 80 to 200 feet. Platinum SuperYachts will hire subcontractors on a per job basis for the construction of the vessel. We pay these subcontractors when the client pays us.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2003:

Yacht Models                                                  $          38,000
Hull Display                                                            125,000
                                                              -----------------
                                                                        163,000

Less accumulated depreciation                                           (15,524)
                                                              -----------------

Total                                                         $         147,476
                                                              =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         Total depreciation expense for the six months ended June 30, 2003 was $11,643.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

Intangible Assets consisted of the following at June 30, 2003:

              Intangible Asset                      Amortization          Amortization Period
Website                                           $          45,000             2 Years
Yacht Blueprints                                          1,600,000             7 Years
Client Lists                                                250,000            Indefinite
E-Learning System                                                 1            Indefinite
                                                  -----------------
                                                          1,895,001

Less accumulated amortization                              (192,381)
                                                  -----------------

Total                                             $       1,702,620
                                                  =================

         Total amortization expense for the six months ended June 30, 2003 was $150,536.

         The estimated amortization for the next five years is as follows:

2003                                         $           251,071
2004                                                     247,321
2005                                                     228,571
2006                                                     228,571
2007                                                     228,571
                                             -------------------
Total                                        $         1,184,105
                                             ===================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign currency remeasurement/translation

         The Company's primary functional currency is the U.S. dollar, however, the Company has had several transactions using the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are included in income.

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the three and six months applicable to the common stockholders by the weighted average number of common shares outstanding. There were no common equivalent shares outstanding at June 30, 2003.

NOTE 2 - NOTES RECEIVABLE

         As part of the Asset Acquisition (Note 6) the Company received a Consent of Judgement issued on May 6, 2002 in the circuit court of the 11th judicial circuit in and for Miami, Dade County, Florida in the amount of $458,000 plus interest against Thanos Papalexis, Nemesis Enterprises, Inc. a Foreign Corporation and Privee International Inc., a Florida Corporation. They also received a promissory note from Mr. Thanos Papalexis in the amount of $200,000.

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

NOTE 3 - INCOME TAXES

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

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (Continued)

         Since inception, the Company has incurred recurring losses from operations of $314,215 for the six months ended June, 2003 and has an accumulated deficit of $379,853 since the inception of the development stage on August 23, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada under a month to month lease. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $885 ($1,200 Canadian Dollars) per month plus applicable taxes. During the six months six months ended June, 2003 the company had $3,101 in rent expense.

NOTE 6 - ASSET ACQUISITION

         On  November  15,  2002,  the  Company  issued  10,000,000   post-split
restricted shares of the Company as consideration for certain assets of PR Marine, Inc., a Florida Corporation valued at $2,751,000.

         The assets acquired include 30 yacht designs with blueprints on 6 of them, a yacht hull display, four yacht models, website, customer lists, marketing material, a consent judgement from a law suit and promissory note, and also contracts and agreements with shipyards, designers, naval architects and brokers.

NOTE 7 - RELATED PARTY TRANSACTIONS

         On March 31, 2003 a shareholder advanced the Company $5,000 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three and Six Months Ended June 30, 2003
----------------------------------------------------------------------

         The entire net loss of $113,204 and $314,215 for the three and six months ended June 30, 2003 was comprised of general and administrative.

Liquidity and Capital Resources
-------------------------------

         For the Six-Months ended June 30, 2003; the Company's cash position decreased by $4,547. Cash used in operating activities totaled $4,597, while cash provided by financing activities was $5,000.

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

Item 3.           Controls and Procedures

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

                           PART II - OTHER INFORMATION

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

Item 2.  Change in  Securities  and Use of Proceeds

         None for the quarterly reporting period ending June 30, 2003.

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders None for the quarterly reporting period ending June 30, 2003.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         Platinum SuperYachts includes herewith the following exhibits:

         Number            Description

                  31       Certification   Pursuant   to  Section   302  of  the
                           Sarbanes-Oxley Act of 2002.

                  32       Certification   Pursuant   to  Section   906  of  the
                           Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K

         No filings were made during the period covered by this report.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Platinum SuperYachts, Inc.

                               By:  /s/ Ron Ruskowsky, President
                               --------------------------------------------
                               Ron Ruskowsky, President and CEO

                               By:  /s/ Shahid Shafiq Vohra, Vice President
                               --------------------------------------------
                               Shahid Shafiq Vohra, Vice President and Secretary

         Date: August 18, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Platinum SuperYachts, Inc.

                               By:  /s/ Ron Ruskowsky, President
                               --------------------------------------------
                               Ron Ruskowsky, President and CEO

                               By:  /s/ Shahid Shafiq Vohra, Vice President
                               --------------------------------------------
                               Shahid Shafiq Vohra, Vice President and Secretary

                               By:  /s/ Roger Janssen, Director
                               --------------------------------------------
                               Roger Janssen, Director

         Date: August 18, 2003