Form 10QSB
period 2003-09-30
MENTOR ON CALL INC
filed 2003-11-14
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: SEPTEMBER 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 24,918,365


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Platinum SuperYachts, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Platinum SuperYachts, Inc. (a development stage company) as of September 30, 2003, and the related statements of operations for the three and nine month periods ended September 30, 2003 and the period from August 23, 2002 (inception) to September 30, 2002, and cash flows for the nine month periods ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

         Note 4 of the Company's audited financial statements as of December 31, 2002, and for the period from August 23, 2002 (Inception) to December 31, 2002 discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 4 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 4 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    -----------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
November 12, 2003

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
ASSETS                                                                              2003                2002
                                                                             ------------------  ------------------
Current Assets:
Cash & Cash Equivalents                                                      $            3,438  $              333
Notes Receivable                                                                        150,000             150,000
Supplies                                                                                 35,000              35,000
                                                                             ------------------  ------------------
     Total Current Assets                                                               188,438             185,333
                                                                             ------------------  ------------------

Fixed Assets:
Models and Displays                                                                     163,000             163,000
Less Accumulated Depreciation                                                           (21,345)             (3,881)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 141,655             159,119
                                                                             ------------------  ------------------

Other Assets:
Intangible Assets                                                                     1,895,001           1,895,001
Less Accumulated Amortization                                                          (267,649)            (41,845)
                                                                             ------------------  ------------------
     Total Other Assets                                                               1,627,352           1,853,156
                                                                             ------------------  ------------------

     Total Assets                                                            $        1,957,445  $        2,197,608
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                             $          127,745  $           77,648
Notes Payable                                                                             4,500                   -
Shareholder Loans                                                                         9,280                   -
                                                                             ------------------  ------------------
     Total Liabilities                                                                  141,525              77,648
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001,  100,000,000 Shares
    Authorized,  24,918,365 and 24,858,365 Shares
    Issued and Outstanding as September 30, 2003
    and December 31, 2002                                                                24,918              24,858
  Paid-In Capital                                                                     2,290,680           2,160,740
  Deficit Accumulated During the
    Development Stage                                                                  (499,678)            (65,638)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                       1,815,920           2,119,960
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        1,957,445  $        2,197,608
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                     For the period           since
                                                                                       from August         August 23,
                                              For the three        For the nine         23, 2002              2002
                                               months ended        months ended      (inception) to       inception of
                                              September 30,       September 30,       September 30,        development
                                                   2003                2003               2002                stage
                                            ------------------  ------------------  -----------------   -----------------
Revenues:                                   $           69,000  $           69,000  $               -   $          69,000

Expenses:
   General & Administrative                            188,825             503,040                600             568,666
                                            ------------------  ------------------  -----------------   -----------------

     Net Operating Loss                               (119,825)           (434,040)              (600)           (499,666)

Other Income (Expenses)
   Interest, Net                                             -                   -                  -                 (12)
                                            ------------------  ------------------  -----------------   -----------------

     Net Loss                               $         (119,825) $         (434,040) $            (600)  $        (499,678)
                                            ==================  ==================  =================   =================

Loss per share                              $            0.00   $          (0.02)   $           0.00
                                            ==================  ==================  =================

Weighted Average Shares
Outstanding                                         24,900,828          24,900,828         14,000,000
                                            ==================  ==================  =================
















                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Cumulative
                                                                                                           Since
                                                                                                         August 23,
                                                                                 For the nine               2002
                                                                                 months ended           Inception of
                                                                                September 30,           Development
                                                                                     2003                  Stage
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $         (434,040)    $         (499,678)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                                              243,268                288,993
Stock issued for start up costs                                                                -                 12,600
Stock issued for services                                                                115,000                115,000
Increase (decrease) in accounts payable                                                   50,097                 56,343
                                                                              ------------------     ------------------
Net cash provided by (used in) operating activities                                      (25,675)               (26,742)
                                                                              ------------------     ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                                                    -                      -
                                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                                                     9,280                  9,280
Increase in notes payable                                                                  4,500                  4,500
Stock issued in exchange for cash                                                         15,000                 15,000
Stock issued at inception                                                                      -                  1,400
                                                                              ------------------     ------------------
  Net cash provided by financing activities                                               28,780                 30,180
                                                                              ------------------     ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                       3,105                  3,438
Cash and Cash Equivalents at Beginning of Period                                             333                      -
                                                                              ------------------     ------------------
Cash and Cash Equivalents at End of Period                                    $            3,438     $            3,438
                                                                              ==================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                    $                -     $               12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued in plan of reorganization                                        $                -     $              858
Stock issued in asset acquisition agreement                                   $                -     $        2,243,000

                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

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

         The unaudited financial statements as of September 30, 2003 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         As of September 30, 2003, the Company is in the development stage, and has not commenced planned principal operations.

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

Fixed assets consisted of the following at September 30, 2003:

Yacht Models                                                                    $          38,000
Hull Display                                                                              125,000
                                                                                -----------------
                                                                                          163,000
Less accumulated depreciation                                                             (21,345)
                                                                                -----------------

Total                                                                           $         141,655
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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         Total depreciation expense for the nine months ended September 30, 2003 was $17,464.

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

Intangible Assets consisted of the following at September 30, 2003:

              Intangible Asset                      Amortization          Amortization Period
Website                                           $          45,000             2 Years
Yacht Blueprints                                          1,600,000             7 Years
Client Lists                                                250,000            Indefinite
E-Learning System                                                 1            Indefinite
                                                  -----------------
                                                          1,895,001
Less accumulated amortization                              (267,649)
                                                  -----------------

Total                                             $       1,627,352
                                                  =================

         Total amortization expense for the nine months ended September 30, 2003 was $225,804.

         The estimated amortization for the next five years is as follows:


2003                                         $           251,071
2004                                                     247,321
2005                                                     228,571
2006                                                     228,571
2007                                                     228,571
                                             -------------------
Total                                        $         1,184,105
                                             ===================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the three and nine months applicable to the common stockholders by the weighted average number of common shares outstanding. There were no common equivalent shares outstanding at September 30, 2003.

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (Continued)

         Since inception, the Company has incurred recurring losses from operations. For the nine months ended September, 2003 and has an accumulated deficit of $499,678 since the inception of the development stage on August 23, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada under a month to month lease. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $885 ($1,200 Canadian Dollars) per month plus applicable taxes. During the nine months ended September 30, 2003 the company had $6,069 in rent expense.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         In 2003 shareholders have advanced the Company $9,280 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

         During the period the Company paid Shahhid Vahora, Vice President and Secretary, $60,000 in exchange for consulting services.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 8 - NOTES PAYABLE

         On August 14, 2003 the Company received cash in the amount of $4,500. This note is payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Notes Payable.

NOTE 9 - AGREEMENTS

         On September 15, 2003 the Company entered into and agreement with Mirage Investments where the Company sold 10,000 shares of its common stock in exchange for $15,000. The Company also granted to the Purchaser an option to purchase up to an additional 50,000 shares of its common stock at a purchase price of $2.00 per share, to be exercised by January 12, 2004.

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

Financial Summary

Results of Operations for the Three and Nine Months Ended September 30, 2003

The entire net loss of $119,825 and $434,040 for the three and nine months ended September 30, 2003 was comprised of general and administrative.

Results of Operations for the period from August 23, 2002 (inception) to September 30, 2003

The entire net loss of $600 period ended September 30, 2003 was comprised of general and administrative.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2003; the Company's cash position increased by $3,438. Cash used in operating activities totaled $25,675, while cash provided by financing activities was $28,780.


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

As of September 30, 2003, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

Item 3.           Controls and Procedures

         Platinum SuperYachts, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


                           PART II - OTHER INFORMATION



Item 1.Legal Proceedings

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

         None for the quarterly reporting period ending September 30, 2003.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None for the quarterly reporting period ending September 30, 2003.

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


         Date: November 12, 2003



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



         Date: November 12, 2003