Form 10KSB
period 2003-12-31
PLATINUM SUPERYACHTS INC
filed 2004-03-29
CIK 1096296

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

                                    Mark One)
          [x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2003

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 000-27739

                           Platinum SuperYachts, Inc.
                 (Name of small business issuer in its charter)

                   NEVADA                                    77-0517966
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


         Suite #1100 - 1200 W 73rd, Vancouver, British Columbia V6P 6G5
                    (Address of principal executive offices)

                                 (604) 264-8689
                (Issuer's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2003, was as follows: Common Stock $.001 par value, 25,038,365 shares.

Total revenues for fiscal year ended December 31, 2003: $69,000

At December 31, 2003, the number of shares of common stock outstanding was 25,038,365.

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

Item 2.  DESCRIPTION OF PROPERTY.

The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada under a month to month lease. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $925 ($1,200 Canadian Dollars) per month plus applicable taxes.

Item 3.  LEGAL PROCEEDINGS.

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

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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


       Quarter ended:                       High                      Low
-----------------------------          ---------------          ----------------
December 31, 2003                           2.500                    0.560
September 30, 2003                          2.875                    1.650
June 30, 2003                               2.750                    1.250
March 30, 2003                              2.800                    1.760
December 31, 2002                           5.000                    1.600

Holders

Platinum  SuperYachts,  Inc.  had  25,038,365  shares of common stock issued and outstanding as of December 31, 2003, which were held by approximately 92 shareholders. Recent Issuance of Securities On November 15, 2002, the shareholders of Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. In connection with the merger, SuperYachts Holdings issued 858,365 shares of common stock in exchange for the assets and liabilities of Platinum SuperYachts, Inc. The merger was treated as a recapitalization; and, in connection with the recapitalization, the number of shares outstanding prior to the merger were restated to their post merger equivalents (increased from 1,400,000 to 14,000,000). Upon final closure of the agreement, the separate existence of SuperYachts Holdings, Inc. ceased with merger into Platinum SuperYachts, Inc.

On November 15, 2002, the Company issued 10,000,000 post-split restricted shares of the company for certain assets of PR Marine, Inc. On February 11, 2003, the Company issued 50,000 shares of its common stock in exchange for services.

On July 28, 2003, the Company entered into a consulting agreement with Madison & Wall Worldwide, Inc. And issued 120,000 shares of its common stock in exchange for their services.

On September 15, 2003, the Company entered into and agreement with Mirage Investments where the Company sold 10,000 shares of its common stock in exchange for $15,000. The Company also granted to the Purchaser an option to purchase up to an additional 50,000 shares of its common stock at a purchase price of $2.00 per share, to be exercised by January 12, 2004.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

As of December 31, 2003, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report. Financial Condition and Results of Operations For the fiscal year ended December 31, 2003, the company had a net loss of $825,198. For the period from August 23, 2002 (inception) to December 31, 2002 the company had a net loss of $65,638 for the year. The net loss for 2003 primarily consists of consulting fees in the amount of $492,525 and depreciation and amortization of $324,357.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2003, the company used $35,415 in operating activities and received $36,345 from financing activities resulting in cash and cash equivalents at the end of the year of $1,318. From August 23, 2002 (inception) to December 31, 2002 the company has received $1,400 from stock issued at inception and has used $1,012 in operating activities, resulting in cash and cash equivalents at the end of this reporting period of $333.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company's products.

Item 7.  FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. The directors and officers are as follows:

NAME                                   POSITION (S)

Ron Ruskowsky                          President and CEO
Shahid Shafiq Vohra                    Vice President and Secretary
Roger Janssen                          Director

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

Audit Committee  Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any udit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Item 10.  EXECUTIVE COMPENSATION.

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

                                                             Fiscal        Salary               Other
                Name and Principal Position                   Year      Compensation     Bonus     Compensation

Ron Ruskowsky President and CEO, Director                     2003            0            0             0
Shahid Shafiq Vohra Vice President and                        2003            0            0             0
Secretary, Director
Roger Janssen Director                                        2003            0            0             0

Notes:

None of the company's officers and/or directors currently receives any compensation for their respective services rendered to the company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the company has generated sufficient revenues from its operations.

As of December 31, 2003, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

There was no compensation paid to any directors of Platinum SuperYachts, Inc. as director's fees.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The security ownership of the management of the registrant as of the date of this report is as follows:


Title of Class               Beneficial Owner                                 Amount                 Percent of
                                                                              Owned                    Class

Common Shares                Ron Ruskowsky President and CEO                3,500,000                  14.0 %
Common Shares                Shahid S. Vohra Vice President and             9,000,000     (1)          36.0 %
                             Secretary
Common Shares                Roger Janssen Director                          500,000                   2.0 %

All Officers and Directors as a group                                       13,000,000                 52.0 %

The shareholders having beneficial ownership of more than 5% of the issued and outstanding shares of the company's common stock as of the date of this report is as follows:

Title of Class          Beneficial Owner                                      Amount                 Percent of
                                                                              Owned                    Class

Common Shares           Erica S. VohraLOB 14 Office 432                     4,000,000      (1)         16.0 %
                        Jafz, Dubai, P.O. Box 16760
                        UAE

(1)      Note:   Shahid  S.  Vohra,   Vice  President,   Secratary  of  Platinum
         SuperYachts Inc. and Erica S. Vohra are husband and wife, collectively controlling 36.0% of the outstanding common shares.

As of the  date of this  report,  Platinum  SuperYachts,  Inc.  has  issued  and
outstanding   25,038,365   shares  of  common  stock   amongst  a  group  of  92
shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2003 shareholders have advanced the Company $21,345 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

During the year 2003 the Company paid Shahhid Vohra, Vice President and Secretary, $60,000 in exchange for consulting services.

As of December 31, 2003 and 2002 the Company owed Santeo Financial $65,000 and $5,000 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report.


1. Financial Statements                                                                                  PAGE

Independent Auditor's Report                                                                              F-1
Balance Sheets,
  December 31, 2003 and 2002                                                                              F-3
Statements of Operations,
  For the Year Ended December 31, 2003 and the
  Period from August 23, 2002 (inception) to December 31, 2002                                            F-4
Statements of Stockholders' Equity,
  For the Year Ended December 31, 2003 and the
  Period from August 23, 2002 (inception) to December 31, 2002                                            F-5
Statements of Cash Flows,
  For the Years Ended December 31, 2003 and 2002                                                          F-6
Notes to Financial Statements                                                                             F-8

2.  Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.  Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number   Title of Document


3.1      Articles of Incorporation(1)

3.2      By-laws(1)

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference.

No reports on Form 8-K were filed.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10- KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

           Service                                     2003                   2002
------------------------------                  ------------------     ------------------
Audit Fees                                      $            9,960     $              850
Audit-Related Fees                                               -                      -
Tax Fees                                                       240                      -
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $           10,200     $              850
                                                ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by- case basis.

The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PLATINUM SUPERYACHTS, INC.


Dated: March 26, 2004                By  /S/     Ron Ruskowsky
                                     ------------------------------------
                                     Ron Ruskowsky,
                                     President, CEO
                                     Principal Executive and Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 26, 2004.

Dated: March 26, 2004

                                     By  /S/     Shahid Shafiq Vohra
                                     ------------------------------------
                                     Shahid Shafiq Vohra,
                                     Vice President

                                     By  /S/     Roger Janssen
                                     ------------------------------------
                                     Roger Janssen,
                                     Director,

                           Platinum SuperYachts, Inc.
                         (Formerly Mentor On Call, Inc.)


                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2003 AND 2002

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2003 and 2002...............................................................................F - 3

Statements of Operations
  For the Year Ended December 31, 2003 and the
  Period from August 23, 2002 (inception) to December 31, 2002.............................................F - 4

Statement of Stockholders' Equity
  For the Year Ended December 31, 2003 and the
  Period from August 23, 2002 (inception) to December 31, 2002.............................................F - 5

Statements of Cash Flows
  For the Year Ended December 31, 2003 and the
  Period from August 23, 2002 (inception) to December 31, 2002.............................................F - 6

Notes to Financial Statements..............................................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


Platinum SuperYachts, Inc.
(formerly Mentor On Call, Inc.)
(A Development Stage Company)


         We have audited the accompanying balance sheets of Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, cash flows for the year ended December 31, 2003 and the period from August 23, 2002 (inception) to December 31, 2002, and the statement of stockholders' equity for the from August 23, 2002 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.) (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from August 23, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 22, 2004

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                          December 31,
ASSETS                                                                              2003                2002
                                                                             ------------------  ------------------
Current Assets:
Cash & Cash Equivalents                                                      $            1,318  $              333
Taxes Receivable                                                                            684                   -
Notes Receivable                                                                        150,000             150,000
Supplies                                                                                  5,000              35,000
                                                                             ------------------  ------------------
     Total Current Assets                                                               157,002             185,333

Fixed Assets:
Fixed Assets                                                                            163,000             163,000
Less Accumulated Depreciation                                                           (27,166)             (3,881)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 135,834             159,119

Other Assets:
Prepaid Expenses                                                                          2,861                   -
Intangible Assets                                                                     1,895,001           1,895,001
Less Accumulated Amortization                                                          (342,917)            (41,845)
                                                                             ------------------  ------------------
     Total Other Assets                                                               1,554,945           1,853,156
                                                                             ------------------  ------------------

     Total Assets                                                            $        1,847,781  $        2,197,608
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                             $           81,074  $           77,648
Related Party Payables                                                                   65,000                   -
Shareholder Loans                                                                        21,345                   -
                                                                             ------------------  ------------------
     Total Liabilities                                                                  167,419              77,648

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 25,038,365 and 24,858,365
    Shares at December 31, 2003 and 2002                                                 25,038              24,858
  Paid-In Capital                                                                     2,546,160           2,160,740
  Deficit Accumulated During the
    Development Stage                                                                  (890,836)            (65,638)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                       1,680,362           2,119,960
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        1,847,781  $        2,197,608
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       since
                                                                               For the period        August 23,
                                                            For the year        from August             2002
                                                                ended           23, 2002 to         inception of
                                                            December 31,        December 31,        development
                                                                2003                2002               stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $          69,000  $                -  $           69,000

Expenses:
   Consulting Fees                                                  492,525                   -             492,525
   Depreciation & Amortization                                      324,357                   -             324,357
   General & Administrative                                          77,316              65,626             142,942
                                                          -----------------  ------------------  ------------------

     Net Operating Loss                                            (825,198)            (65,626)           (890,824)

Other Income (Expenses)
   Interest, Net                                                          -                 (12)                (12)
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $        (825,198) $          (65,638) $         (890,836)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $          (0.03)  $             0.00
                                                          =================  ==================

Waited Average Shares                                            24,902,733          17,842,191
                                                          =================  ==================












   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                         (formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                                                                        Since August
                                                                                                                          23, 2002
                                                                                                                        Inception of
                                                                     Common Stock           Paid-In        Retained     Development
                                                                  Shares      Par Value     Capital        Deficit         Stage
                                                               -----------   -----------   -----------    -----------   -----------
Balance at August 23, 2002
  (Inception)                                                   14,000,000   $    14,000   $      --      $      --     $      --

Issued stock in an asset acquisition
  agreement                                                     10,000,000        10,000     2,233,000           --            --
Issued stock in association with
  plan of reorganization                                           858,365           858       (72,260)          --            --
Net Loss                                                              --            --            --             --         (65,638)
                                                               -----------   -----------   -----------    -----------   -----------

Balance at December 31, 2002                                    24,858,365        24,858     2,160,740           --         (65,638)
                                                               -----------   -----------   -----------    -----------   -----------

Issued stock in association with private
   placement                                                        10,000            10        14,990           --            --
Issued stock in exchange for services                              170,000           170       370,430           --            --
Net Loss                                                              --            --            --             --        (825,198)
                                                               -----------   -----------   -----------    -----------   -----------

Balance at December 31, 2003                                    25,038,365   $    25,038   $ 2,546,160    $      --     $  (890,836)
                                                               ===========   ===========   ===========    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                For the period       August 23,
                                                              For the year       from August            2002
                                                                  ended          23, 2002 to        Inception of
                                                              December 31,       December 31,       Development
                                                                  2003               2002              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (825,198)$          (65,638)$         (890,836)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                           324,357             45,671            370,083
Write down of marketing material                                       30,000                  -             30,000
Stock issued for start up costs                                             -             12,600             12,600
Stock issued for services                                             370,600                  -            370,600
(Increase) decrease in taxes receivable                                  (684)                 -               (684)
(Increase) decrease in prepaid expenses                                (2,861)                 -             (2,861)
Increase (decrease) in accounts payable                                68,371              6,300             74,671
                                                            ----------------- ------------------ ------------------
Net cash provided by (used in) operating activities                   (35,415)            (1,067)           (36,427)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                                 -                  -                  -
                                                            ----------------- ------------------ ------------------

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                For the period       August 23,
                                                              For the year       from August            2002
                                                                  ended          23, 2002 to        Inception of
                                                              December 31,       December 31,       Development
                                                                  2003               2002              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                      $          21,345 $                - $            1,345
Stock issued in exchange for cash                                      15,000              1,400             16,400
                                                            ----------------- ------------------ ------------------
  Net cash provided by financing activities                            36,345              1,400             17,745
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in Cash and Cash
Equivalents                                                               930                333            (18,682)
Cash and Cash Equivalents at Beginning of Period                          388                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents at End of Period                  $           1,318 $              333 $          (18,682)
                                                            ================= ================== ==================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $              -   $             12 $              12
  Income taxes                                               $              -   $              - $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued in plan of reorganization                       $              -   $            858 $             858
Stock issued in asset acquisition agreement                  $              -   $      2,243,000 $       2,243,000








   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002


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

         On October 3, 2002, the Company changed its name to Platinum SuperYachts, Inc. in anticipation of a merger with SuperYachts Holdings, Inc. (a Nevada Corporation that was incorporated on August 13, 2002). On November 15, 2002, the shareholders of the Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. The merger was accounted for as a reverse merger, with SuperYachts Holdings being treated as the acquiring entity for financial reporting purposes. In connection with this merger, SuperYachts Holdings issued 858,365 shares of common stock (100%) in exchange for the assets and liabilities of the Platinum SuperYachts, Inc. (formerly Mentor On Call, Inc.).

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

         As of December 31, 2003, the Company is in the development stage, and has not commenced planned principal operations.

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company completed an Asset Acquisition Agreement (the "Agreement") with PR Marine Inc., a Florida Corporation on November 15, 2002.

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2003 and 2002:

                                                                   2003               2002
                                                              ---------------   -----------------
Yacht Models                                                  $        38,000   $          38,000
Hull Display                                                          125,000             125,000
                                                              ---------------   -----------------
                                                                      163,000             163,000
Less accumulated depreciation                                         (27,166)             (3,881)
                                                              ---------------   -----------------

Total                                                         $       135,834   $         159,119
                                                              ===============   =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the year ended December 31, 2003 and period from August 23, 2002 to December 31, 2002 was $23,286 and $3,881 respectvely.

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

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

Intangible Assets consisted of the following at December 31, 2003 and 2002:

           Intangible Asset                   2003               2002           Amortization
                                                                                   Period

--------------------------------------- -----------------  ----------------- ------------------
Website                                 $          45,000  $          45,000      2 Years
Yacht Blueprints                                1,600,000          1,600,000      7 Years
Client Lists                                      250,000            250,000     Indefinite
E-Learning System                                       1                  1     Indefinite
                                        -----------------  -----------------
                                                1,895,001          1,895,001
Less accumulated amortization                    (342,917)           (41,845)
                                        -----------------  -----------------

Total                                   $       1,552,084  $       1,853,156
                                        =================  =================

         Total amortization expense for the year ended December 31, 2003 and the period from August 23, 2002 to December 31, 2002 was $301,072 and $41,845 respectively.

         The estimated amortization for the next five years is as follows:


2004                                         $           247,321
2005                                                     228,571
2006                                                     228,571
2007                                                     228,571
2008                                                     228,571
                                             -------------------
Total                                        $         1,161,605
                                             ===================

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

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

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 2 - NOTES RECEIVABLE (Continued)

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

NOTE 3 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,890,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $890,836 and $65,638 for the year ended December 31, 2003 and for the period from August 23, 2002 to December 31, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada under a month to month lease. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $925 ($1,200 Canadian Dollars) per month plus applicable taxes. During the year ended December 31, 2003 the company had $8,763 in rent expense.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         In 2003, shareholders have advanced the Company $21,345 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

         During 2003, the year the Company paid Shahhid Vahora, Vice President and Secretary, $60,000 in exchange for consulting services.

         As of December 31, 2003 and 2002, the Company owed Santeo Financial $65,000 and $5,000 respectfively for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

NOTE 8 - NOTES PAYABLE

         On August 14, 2003, the Company received cash in the amount of $4,500. This note is payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Notes Payable.

                           PLATINUM SUPERYACHTS, INC.
                         (Formerly Mentor On Call, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
              FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

NOTE 9 - AGREEMENTS

         On September 15, 2003 the Company entered into and agreement with Mirage Investments where the Company sold 10,000 shares of its common stock in exchange for $15,000. The Company also granted to the Purchaser an option to purchase up to an additional 50,000 shares of its common stock at a purchase price of $2.00 per share, to be exercised by January 12, 2004.