Form 10QSB
period 2004-06-30
PLATINUM SUPERYACHTS INC
filed 2004-08-13
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2004 25,138,365


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
ASSETS                                                                              2004                2003
                                                                             ------------------  ------------------
Current Assets:
Cash & Cash Equivalents                                                      $           20,589  $            1,318
Taxes Receivable                                                                          1,117                 684
Notes Receivable                                                                        150,000             150,000
Supplies                                                                                  5,000               5,000
                                                                             ------------------  ------------------
     Total Current Assets                                                               176,706             157,002

Fixed Assets:
Fixed Assets                                                                            163,000             163,000
Less Accumulated Depreciation                                                           (38,810)            (27,166)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 124,190             135,834

Other Assets:
Prepaid Expenses                                                                          1,264               2,861
Intangible Assets                                                                     1,895,001           1,895,001
Less Accumulated Amortization                                                          (491,578)           (342,917)
                                                                             ------------------  ------------------
     Total Other Assets                                                               1,404,687           1,554,945
                                                                             ------------------  ------------------

     Total Assets                                                            $        1,705,583  $        1,847,781
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                             $           76,665  $           81,074
Related Party Payables                                                                   95,000              65,000
Shareholder Loans                                                                        21,175              21,345
                                                                             ------------------  ------------------
     Total Liabilities                                                                  192,840             167,419
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, 100,000 Shares
    Authorized, 25,138,365 and 25,038,365 Shares
    Issued and Outstanding as June 30, 2004
    and December 31, 2003                                                                25,138              25,038
  Paid-In Capital                                                                     2,596,060           2,546,160
  Deficit Accumulated During the
    Development Stage                                                                (1,108,455)           (890,836)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                       1,512,743           1,680,362
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        1,705,583  $        1,847,781
                                                                             ==================  ==================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Cumulative
                                                                                                                    since
                                                                                                                 August 23,
                                                                                                                    2002
                                            For the three months ended          For the six months ended        inception of
                                                     June 30,                           June 30,
                                                                              development
                                              2004              2003             2004              2003             stage
                                        ----------------  ---------------- ----------------- ---------------- -----------------
Revenues:                               $              -  $              - $               - $              - $          69,000

Expenses:
   Consulting Fees                                15,000            16,000            37,217          146,000           529,741
   Depreciation & Amortization                    80,152            93,590           160,304          162,179           484,662
   General & Administrative                       14,463             3,614            20,188            6,036           163,130
                                        ----------------  ---------------- ----------------- ---------------- -----------------

     Net Operating Loss                         (109,615)         (113,204)         (217,709)        (314,215)       (1,108,533)

Other Income (Expenses)
   Interest, Net                                      90                 -                90                -                78
                                        ----------------  ---------------- ----------------- ---------------- -----------------

     Net Loss                           $       (109,525) $       (113,204)$        (217,619)$       (314,215)$      (1,108,455)
                                        ================  ================ ================= ================ =================

Loss per share                          $          0.00   $        (0.01)  $          (0.01) $         (0.01)
                                        ================  ================ ================= ================

Weighted Average Shares
Outstanding                                   25,119,580        24,896,976        25,119,580       24,896,976
                                        ================  ================ ================= ================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             Since
                                                                                                          August 23,
                                                                                                             2002
                                                                       For the six months ended          Inception of
                                                                               June 30,                   Development
                                                                        2004              2003               Stage
                                                                 ------------------ -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $         (217,619)$        (314,215) $      (1,108,456)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                                 160,304           162,179            530,387
Write down of marketing material                                                  -                 -             30,000
Stock issued for start up costs                                                   -                 -             12,600
Stock issued for services                                                         -           115,000            370,600
(Increase) decrease in taxes receivable                                        (433)                -             (1,117)
(Increase) decrease in prepaid expenses                                       1,597                 -             (1,264)
Increase (decrease) in accounts payable                                      25,608            32,439            100,280
                                                                 ------------------ -----------------  -----------------
Net cash provided by (used in) operating activities                         (30,543)           (4,597)           (66,970)
                                                                 ------------------ -----------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                                       -                 -                  -
                                                                 ------------------ -----------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                                         (170)            5,000             21,175
Stock issued in exchange for cash                                            50,000                 -             66,400
                                                                 ------------------ -----------------  -----------------
  Net cash provided by financing activities                                  49,830             5,000             87,575
                                                                 ------------------ -----------------  -----------------

Net (Decrease) Increase in Cash and Cash Equivalents                         19,287               403             20,605
Effect of Foreign Exchange on Cash                                              (16)                -                (16)
Cash and Cash Equivalents at Beginning of Period                              1,318               333                  -
                                                                 ------------------ -----------------  -----------------
Cash and Cash Equivalents at End of Period                       $           20,589 $             736  $          20,589
                                                                 ================== =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                       $                -  $              -   $              12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization                           $                -  $              -   $             858
Stock issued in asset acquisition agreement                      $                -  $              -   $       2,243,000

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

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

         As of June 30, 2004, the Company is in the development stage, and has not commenced planned principal operations.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2004 and December 31, 2003:

                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
Yacht Models                                                    $           38,000  $          38,000
Hull Display                                                               125,000            125,000
                                                                ------------------  -----------------
                                                                           163,000            163,000
Less accumulated depreciation                                              (38,810)           (27,166)
                                                                ------------------  -----------------

Total                                                           $          124,190  $         135,834
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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         Total depreciation expense for the three months ended June 30, 2004 was $5,821 and for the year ended December 31, 2003 was $23,286.

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

Intangible Assets consisted of the following at June 30, 2004 and December 31, 2003:

                                             June 30,         December 31,
           Intangible Asset                    2004               2003           Amortization Period
--------------------------------------  ------------------  ----------------- -------------------------
Website                                 $           45,000  $          45,000          2 Years
Yacht Blueprints                                 1,600,000          1,600,000          7 Years
Client Lists                                       250,000            250,000        Indefinite
E-Learning System                                        1                  1        Indefinite
                                        ------------------  -----------------
                                                 1,895,001          1,895,001
Less accumulated amortization                     (491,578)          (342,917)
                                        ------------------  -----------------

Total                                   $        1,403,423  $       1,552,084
                                        ==================  =================

         Total amortization expense for the three months ended June 30, 2004 was $74,330 and for the year ended December 31, 2003 was $301,072.

         The estimated amortization for the next five years is as follows:


2004                                         $           247,321
2005                                                     228,571
2006                                                     228,571
2007                                                     228,571
2008                                                     228,571
                                             -------------------
Total                                        $         1,161,605
                                             ===================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2004 and 2003.

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

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

NOTE 3 - INCOME TAXES

         As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,110,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $1,108,456 since the inception of the development stage on August 23, 2002. For the six months ended June 30, 2004 the Company incurred losses of $217,619. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada under a month to month lease. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $925 ($1,200 Canadian Dollars) per month plus applicable taxes. During the three months ended June 30, 2004 the company had $2,873 in rent expense.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of June 30, 2004, shareholders have advanced the Company $21,175 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

         During 2003, the year the Company paid Shahhid Vohra, Vice President and Secretary, $60,000 in exchange for consulting services.

         As of June 30, 2004 and 2003, the Company owed Santeo Financial $95,000 and $35,000 respectively for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

NOTE 8 - COMMON STOCK AND WARRANTS

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

FINANCIAL SUMMARY

Results of Operations for the Three and Six Months Ended June 30, 2004

The net loss of $109,525 and $217,619 for the three and six months ended June 30, 2004 was comprised of consulting fees in the amount of $15,000 and $37,217, depreciation and amortization of $80,152 and $160,304, and general and administrative of $14,463 and $20,188 respectively.

Results of Operations for the Three and Six Months Ended June 30, 2003 The net loss of $113,204 and $314,215 for the three and six months ended June 30, 2003 was comprised of consulting fees in the amount of $16,000 and $146,000, depreciation and amortization of $93,590 and $162,179, and general and administrative of $3,614 and $6,036 respectively.

Liquidity and Capital Resources

For the Six-Months ended June 30, 2004; the Company's cash position increased by $19,287. Cash used in operating activities totaled $30,543, while cash provided by financing activities was $49,830.

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

As of June 30, 2004, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

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

None for the quarterly reporting period ending June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ending June 30, 2004.

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


                           PLATINUM SUPERYACHTS, INC.


Dated: August 10, 2004

By  /S/     Ron Ruskowsky
Ron Ruskowsky,
President, CEO
Principal Executive and Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August ___, 2004.

Dated: August 10, 2004

By  /S/     Shahid Shafiq Vohra
Shahid Shafiq Vohra,
Vice President

By  /S/     Roger Janssen
Roger Janssen,
Director,