Form 10KSB
period 2004-12-31
PLATINUM SUPERYACHTS INC
filed 2005-03-30
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                    MARK ONE)
          [X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

                          Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2004, was as follows: Common Stock $.001 par value, 25,138,365 shares.

Total revenues for fiscal year ended December 31, 2004: $33,839

At December 31, 2004, the number of shares of common stock outstanding was 25,138,365.

Transitional Small Business Disclosure Format (check one):  Yes        ; No   X
                                                                ------     -----

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

Item 3.  LEGAL PROCEEDINGS.
Dieterich & Associates v. Platinum SuperYachts, Inc. Christopher H Dieterich, Esq. Has asserted in case number 04T01643 in Los Angeles County, California that Platinum owes his office for legal services rendered the sum of $9,807. Mr. Dieterich has filed a "Request for Entry of Default" in that amount. The Company is currently in communication with Mr. Dieterich and is attempting to resolve the matter. The amount of $9,807 has been booked as an accounts payable in the accompanying financial statements.

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


       Quarter ended:                       High                      Low
-----------------------------          ---------------          ----------------
December 31, 2004                           0.250                    0.071
September 30, 2004                          0.700                    0.210
June 30, 2004                               0.950                    0.090
March 31, 2004                              1.250                    0.700
December 31, 2003                           2.500                    0.560
September 30, 2003                          2.875                    1.650
June 30, 2003                               2.750                    1.250
March 31, 2003                              2.800                    1.760

Holders
Platinum  SuperYachts,  Inc.  had  25,138,365  shares of common stock issued and outstanding as of December 31, 2004, which were held by approximately 92 shareholders. Recent Issuance of Securities On November 15, 2002, the shareholders of Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. In connection with the merger, SuperYachts Holdings issued 858,365 shares of common stock in exchange for the assets and liabilities of Platinum SuperYachts, Inc. The merger was treated as a recapitalization; and, in connection with the recapitalization, the number of shares outstanding prior to the merger were restated to their post merger equivalents (increased from 1,400,000 to 14,000,000). Upon final closure of the agreement, the separate existence of SuperYachts Holdings, Inc. ceased with merger into Platinum SuperYachts, Inc.

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

As of December 31, 2004, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

Financial Condition and Results of Operations
For the fiscal year ended December 31, 2004, the company had a net loss of $1,785,953. The net loss for 2004 primarily consists of write down of assets of $1,338,572 consulting fees in the amount of $69,207 and depreciation and amortization of $320,608. For the fiscal year ended December 31, 2003, the company had a net loss of $825,198. The net loss for 2003 primarily consists of consulting fees in the amount of $492,525 and depreciation and amortization of $324,357.

Liquidity and Capital Resources
For the fiscal year ended December 31, 2004, the company used $88,278 in operating activities and received $94,842 from financing activities resulting in cash and cash equivalents at the end of the year of $7,882. For the fiscal year ended December 31, 2003, the company used $35,415 in operating activities and received $36,345 from financing activities resulting in cash and cash equivalents at the end of the year of $1,318.

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

Item 7.  FINANCIAL STATEMENTS
The financial statements of the Company and supplementary data are included immediately preceding the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

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

ROGER JANSSEN, DIRECTOR, has over twenty years of experience in the manufacturing industry. For the past fourteen years he has owned and operated his own business in the greater Seattle area, with clients, including; Boeing, Microsoft, Starbucks Corporation, Precor and Eldec. Mr. Janssen has guided several manufacturing companies during their start up phase and has traveled internationally as a manufacturing consultant.

There are no relationships by blood or marriage amongst the officers and directors of Platinum SuperYachts, Inc. The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Platinum SuperYachts, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Item 10.  EXECUTIVE COMPENSATION.

Compensation Summary
The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

                                                             Fiscal        Salary               Other
                Name and Principal Position                   Year      Compensation     Bonus     Compensation
Ron Ruskowsky President and CEO, Director                     2004            0            0             0
Shahid Shafiq Vohra Vice President and                        2004            0            0             0
Secretary, Director
Roger Janssen Director                                        2004            0            0             0

NOTES:
None of the company's officers and/or directors currently receives any compensation for their respective services rendered to the company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the company has generated sufficient revenues from its operations.

As of December 31, 2004, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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
                        Jafz, Dubai, P.O. Box 16760
                        UAE

(1) Note: Shahid S. Vohra, Vice President, Secratary of Platinum SuperYachts Inc. and Erica S. Vohra are husband and wife, collectively controlling 36.0% of the outstanding common shares. As of the date of this report, Platinum SuperYachts, Inc. has issued and outstanding 25,138,365 shares of common stock amongst a group of 92 shareholders.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2004 and 2003, shareholders have advanced the Company $63,345 and $21,345, respectively, payable on demand and does not carry an interest rate.

During the year 2003 the Company paid Shahhid Vohra, Vice President and Secretary, $60,000 in exchange for consulting services.

As of December 31, 2004 and 2003 the Company owed Santeo Financial $123,200 and $65,000 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS                                                                                  PAGE
Independent Auditor's Report                                                                              F-1
Balance Sheets,
  December 31, 2004 and 2003                                                                              F-3
Statements of Operations,
  For the Years Ended December 31, 2004 and 2003 and for the
  Cumulative Period from August 23, 2002 (Inception) to December 31, 2004                                 F-4
Statements of Stockholders' Equity,
  For the Period from August 23, 2002 (inception) to December 31, 2004                                    F-5
Statements of Cash Flows,
  For the Years Ended December 31, 2004 and 2003 and for the
  Cumulative Period from August 23, 2002 (Inception) to December 31, 2004                                 F-6
Notes to Financial Statements                                                                             F-8

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

(1) Incorporated by reference.

No reports on Form 8-K were filed.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:


           Service                       2004                   2003
------------------------------    ------------------     ------------------
Audit Fees                        $           11,970     $            9,960
Audit-Related Fees                                 -                      -
Tax Fees                                         240                    240
All Other Fees                                     -                      -
                                  ------------------     ------------------
Total                             $           12,210     $           10,200
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                           PLATINUM SUPERYACHTS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                          Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2004 and 2003...............................................F - 3

Statements of Operations
  For the Years Ended December 31, 2004 and 2003 and for the
  Cumulative Period from August 23, 2002 (Inception) to December 31, 2004..F - 4

Statement of Stockholders' Equity
  For the Period from August 23, 2002 (Inception) to December 31, 2004.....F - 5

Statements of Cash Flows
  For the Years Ended December 31, 2004 and 2003 and for the
  Cumulative Period from August 23, 2002 (Inception) to December 31, 2004..F - 6

Notes to Financial Statements..............................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


Platinum SuperYachts, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Platinum SuperYachts, Inc.(a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, cash flows for the years then ended and the cumulative since August 23, 2002 (inception) to December 31, 2004 and the statement of stockholders' equity from August 23, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platinum SuperYachts, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 28, 2005

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                          December 31,
ASSETS                                                                              2004                2003
                                                                             ------------------  ------------------
Current Assets:
Cash & Cash Equivalents                                                      $            7,882  $            1,318
Taxes Receivable                                                                            414                 684
Notes Receivable                                                                              -             150,000
Inventory - Work in Process                                                              10,000                   -
Supplies                                                                                      -               5,000
                                                                             ------------------  ------------------
     Total Current Assets                                                                18,296             157,002

Fixed Assets:
Fixed Assets                                                                             84,190             163,000
Less Accumulated Depreciation                                                           (50,453)            (27,166)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                  33,737             135,834

Other Assets:
Prepaid Expenses                                                                          1,200               2,861
Deposit                                                                                  53,317                   -
Intangible Assets                                                                       785,239           1,895,001
Less Accumulated Amortization                                                          (640,238)           (342,917)
                                                                             ------------------  ------------------
     Total Other Assets                                                                 199,518           1,554,945
                                                                             ------------------  ------------------

     Total Assets                                                            $          251,551  $        1,847,781
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                             $           98,829  $           81,074
Unearned Revenue                                                                         18,926                   -
Related Party Payables                                                                  123,200              65,000
Shareholder Loans                                                                        63,345              21,345
                                                                             ------------------  ------------------
     Total Liabilities                                                                  304,300             167,419

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 25,138,365 and 25,038,365
    Shares at December 31, 2004 and 2003                                                 25,138              25,038
  Paid-In Capital                                                                     2,598,902           2,546,160
  Deficit Accumulated During the
    Development Stage                                                                (2,676,789)           (890,836)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                         (52,749)          1,680,362
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          251,551  $        1,847,781
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                     August 23,
                                                                                                        2002
                                                                   For the years ended              inception of
                                                                      December 31,
                                                                                development
                                                                2004                2003               stage
                                                          -----------------  ------------------  ------------------
Revenues                                                  $          33,839  $           69,000  $          102,839
Cost of Goods Sold                                                   21,500                   -              21,500
                                                          -----------------  ------------------  ------------------
Gross Profit                                                         12,339              69,000              81,339

Expenses:
   Consulting Fees                                                   69,207             492,525             561,732
   Depreciation & Amortization                                      320,608             324,357             644,965
   General & Administrative                                          69,681              77,316             212,623
                                                          -----------------  ------------------  ------------------

     Net Operating Loss                                            (447,157)           (825,198)         (1,337,981)

Other Income (Expenses)
   Interest, Net                                                       (224)                  -                (236)
   Write Down of Assets                                          (1,338,572)                  -          (1,338,572)
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $      (1,785,953) $         (825,198) $       (2,676,789)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $          (0.07)  $           (0.03)
                                                          =================  ==================

Waited Average Shares                                            25,129,050          24,902,733
                                                          =================  ==================




   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                      Since August
                                                                                                                        23, 2002
                                                                                                                      Inception of
                                                         Common Stock              Paid-In            Retained           Development
                                                     Shares        Par Value       Capital             Deficit             Stage
                                                   -----------    -----------    -----------     -------------------    -----------
Balance at August 23, 2002
  (Inception)                                       14,000,000    $    14,000    $      --       $              --      $      --

Issued stock in an asset acquisition
  agreement                                         10,000,000         10,000      2,233,000                    --             --
Issued stock in association with
  plan of reorganization                               858,365            858        (72,260)                   --             --
Net Loss                                                  --             --             --                      --          (65,638)
                                                   -----------    -----------    -----------     -------------------    -----------

Balance at December 31, 2002                        24,858,365         24,858      2,160,740                    --          (65,638)

Issued stock in association with private
   placement                                            10,000             10         14,990                    --             --
Issued stock in exchange for services                  170,000            170        370,430                    --             --
Net Loss                                                  --             --             --                      --         (825,198)
                                                   -----------    -----------    -----------     -------------------    -----------

Balance at December 31, 2003                        25,038,365         25,038      2,546,160                    --         (890,836)

Issued stock in exchange for cash                      100,000            100         49,900                    --             --
Contributed capital                                       --             --            2,842                    --             --
Net Loss                                                  --             --             --                      --       (1,785,953)
                                                   -----------    -----------    -----------     -------------------    -----------

Balance at December 31, 2004                        25,138,365    $    25,138    $ 2,598,902     $              --      $(2,676,789)
                                                   ===========    ===========    ===========     ===================    ===========

   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                     August 23,
                                                                                                        2002
                                                                    For the years ended             Inception of
                                                                        December 31,                Development
                                                                  2004               2003              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $      (1,785,953)$         (825,198)$       (2,676,789)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                           320,608            324,357            690,691
Write down of marketing material                                        5,000             30,000             35,000
Write down of assets                                                1,338,572                  -          1,338,572
Stock issued for start up costs                                             -                  -             12,600
Stock issued for services                                                   -            370,600            370,600
(Increase) decrease in taxes receivable                                   270               (684)              (414)
(Increase) decrease in inventory                                      (10,000)                 -            (10,000)
(Increase) decrease in prepaid expenses                                 1,661             (2,861)            (1,200)
(Increase) decrease in deposits                                       (53,317)                 -            (53,317)
Increase (decrease) in unearned revenue                                18,926                  -             18,926
Increase (decrease) in accounts payable                                75,955             68,371            150,626
                                                            ----------------- ------------------ ------------------
Net cash provided by (used in) operating activities                   (88,278)           (35,415)          (124,705)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                                 -                  -                  -
                                                            ----------------- ------------------ ------------------

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                     August 23,
                                                                                                        2002
                                                                    For the years ended             Inception of
                                                                        December 31,                Development
                                                                  2004               2003              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                      $          50,000 $           21,345 $           71,345
Payment of loan from shareholders                                      (8,000)                 -             (8,000)
Contributed capital                                                     2,842                  -              2,842
Stock issued in exchange for cash                                      50,000             15,000             66,400
                                                            ----------------- ------------------ ------------------
  Net cash provided by financing activities                            94,842             36,345            132,587
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in Cash and Cash
Equivalents                                                             6,564                930              7,882
Cash and Cash Equivalents at Beginning of Period                        1,318                388                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents at End of Period                  $           7,882 $            1,318 $            7,882
                                                            ================= ================== ==================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                   $             224  $              -   $             12
  Income taxes                                               $               -  $              -   $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued in plan of reorganization                       $               -  $               -  $            858
Stock issued in asset acquisition agreement                  $               -  $               -  $      2,243,000








   The accompanying notes are an integral part of these financial statements.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

         As of December 31, 2004, the Company is in the development stage, and has not commenced planned principal operations.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2004 and 2003:

                                      2004               2003
                                 ---------------   -----------------
Yacht Models                     $        38,000   $          38,000
Hull Display                              46,190             125,000
                                 ---------------   -----------------
                                          84,190             163,000
Less accumulated depreciation            (50,453)            (27,166)
                                 ---------------   -----------------

Total                            $        33,737   $         135,834
                                 ===============   =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the years ended December 31, 2004 and 2003 was $23,286 and $23,286 respectively.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Intangible Assets consisted of the following at December 31, 2004 and 2003:


           Intangible Asset                   2004               2003           Amortization
                                                                                   Period
--------------------------------------- -----------------  ----------------- ------------------
Website                                 $          45,000  $          45,000      2 Years
Yacht Blueprints                                  640,238          1,600,000      7 Years
Client Lists                                      100,000            250,000     Indefinite
E-Learning System                                       1                  1     Indefinite
                                        -----------------  -----------------
                                                  785,239          1,895,001
Less accumulated amortization                    (640,238)          (342,917)
                                        -----------------  -----------------

Total                                   $         145,001  $       1,552,084
                                        =================  =================

         Total amortization expense for the years ended December 31, 2004 and 2003 was $297,321 and $301,072 respectively.

         The estimated amortization for the next five years is as follows:


2005                                         $            29,733
2006                                                      29,733
2007                                                      29,733
2008                                                      29,733
2009                                                      26,068
                                             -------------------
Total                                        $           145,000
                                             ===================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

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

NOTE 2 - WRITE DOWN OF ASSETS

         As of December 31, 2004 the Company has written down the value of fixed and intagible assets on the accompanying balance sheet. The Company has determined that the Hull Display is showing increased signs of wear, based upon their estimation it has been the Hull Display has been written down by $78,810. The Company has also determined that the Yacht Blueprints should be written down as a result in the changing tastes fo the market and the need to redraft the blueprints to reflect these changes, as a result the Blueprints have been written down by $959,762. Management has determined that the client lists that have a carrying value of $150,000 should be written down to $0 as they are no longer expected to provide any future value. The Company has also written off the amount of notes receivable from the balance sheet in the amount of $150,000. The corresponding expenses to the write down of these assets have been recorded as a expense in the statement of operations in the amount of $1,338,572.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,720,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


                                     2004                2003
                              ------------------  ------------------
Net Operating Losses                   3,304,818           2,717,381
Accrued Consulting Fees                  (41,888)            (22,100)
Valuation Allowance                   (3,262,930)         (2,695,281)
                              ------------------  ------------------
                                               -                   -
                              ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                   2004              2003
                                             ---------------  ----------------
Provision (Benefit) at US Statutory Rate            (587,437)         (302,667)
Accrued Consulting Fees                               19,788            22,100
Increase (Decrease) in Valuation Allowance           567,649           280,567
                                             ---------------  ----------------
                                                           -                 -
                                             ===============  ================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (Continued)

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $2,676,789 and $890,836 for the years ended December 31, 2004 and 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada under a month to month lease. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $925 ($1,200 Canadian Dollars) per month plus applicable taxes. During the years ended December 31, 2004 and 2003 the company had $11,746 and $8,763 in rent expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

         As of December 31, 2004 and 2003, shareholders have advanced the Company $63,345 and $21,345, respectively, payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

         During 2003, the year the Company paid Shahhid Vahora, Vice President and Secretary, $60,000 in exchange for consulting services.

         As of December 31, 2004 and 2003, the Company owed Santeo Financial $123,200 and $65,000 respectively for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 7 - COMMON STOCK AND WARRANTS

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

NOTE 8 - PENDING LITIGATION

         Dieterich & Associates v. Platinum SuperYachts, Inc. Christopher H Dieterich, Esq. Has asserted in case number 04T01643 in Los Angeles County, California that Platinum owes his office for legal services rendered the sum of $9,807. Mr. Dieterich has filed a "Request for Entry of Default" in that amount. The Company is currently in communication with Mr. Dieterich and is attempting to resolve the matter. The amount of $9,807 has been booked as an accounts payable in the accompanying financial statements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PLATINUM SUPERYACHTS, INC.


Dated: March 29, 2005           By  /S/     Ron Ruskowsky
                                --------------------------------------------
                                Ron Ruskowsky,
                                President, CEO
                                Principal Executive and Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2005.

Dated: March 29, 2005

                                By  /S/     Shahid Shafiq Vohra
                                -------------------------------
                                Shahid Shafiq Vohra,
                                Vice President

                                By  /S/     Roger Janssen
                                -------------------------
                                Roger Janssen,
                                Director,