Form 10QSB
period 2005-06-30
PLATINUM SUPERYACHTS INC
filed 2005-08-04
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 25,138,365


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
ASSETS                                                                              2005                2004
                                                                             ------------------  ------------------
Current Assets:
Cash & Cash Equivalents                                                      $            1,308  $            7,882
Taxes Receivable                                                                            705                 414
Inventory - Work in Process                                                              15,029              10,000
                                                                             ------------------  ------------------
     Total Current Assets                                                                17,042              18,296
                                                                             ------------------  ------------------

Fixed Assets:
Fixed Assets                                                                             84,190              84,190
Less Accumulated Depreciation                                                           (56,466)            (50,453)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                  27,724              33,737
                                                                             ------------------  ------------------

Other Assets:
Prepaid Expenses                                                                            600               1,200
Deposit                                                                                     250              53,317
Intangible Assets                                                                       785,239             785,239
Less Accumulated Amortization                                                          (685,970)           (640,238)
                                                                             ------------------  ------------------
     Total Other Assets                                                                 100,119             199,518
                                                                             ------------------  ------------------

     Total Assets                                                            $          144,885  $          251,551
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                             $           90,804  $           98,829
Unearned Revenue                                                                         18,926              18,926
Related Party Payables                                                                  149,700             123,200
Shareholder Loans                                                                        43,345              63,345
                                                                             ------------------  ------------------
     Total Liabilities                                                                  302,775             304,300
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 25,138,365 and 25,138,365
    Shares at June 30, 2005 and December 31, 2004                                        25,138              25,138
  Paid-In Capital                                                                     2,598,902           2,598,902
  Deficit Accumulated During the
    Development Stage                                                                (2,781,930)         (2,676,789)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                        (157,890)            (52,749)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          144,885  $          251,551
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                     since
                                                                                                                  August 23,
                                                                                                                     2002
                                             For the three months ended          For the six months ended        inception of
                                                      June 30,                           June 30,
                                                                               development
                                               2005              2004             2005              2004             stage
                                         ----------------  ---------------- ----------------- ---------------- -----------------
Revenues                                 $              -  $              - $               - $              - $         102,839
Cost of Goods Sold                                      -                 -                 -                -            21,500
                                         ----------------  ---------------- ----------------- ---------------- -----------------
Gross Profit                                            -                 -                 -                -            81,339
                                         ----------------  ---------------- ----------------- ---------------- -----------------

Expenses:
   Consulting Fees                                 15,313            15,000            30,813           37,217           592,545
   Depreciation & Amortization                     25,873            80,152            51,745          160,304           696,710
   General & Administrative                        11,819            14,463            22,583           20,188           235,206
                                         ----------------  ---------------- ----------------- ---------------- -----------------

     Net Operating Loss                           (53,005)         (109,615)         (105,141)        (217,709)       (1,443,122)

Other Income (Expenses)
   Interest, Net                                        -                90                 -               90              (236)
   Write Down of Assets                                 -                 -                 -                -        (1,338,572)
                                         ----------------  ---------------- ----------------- ---------------- -----------------

     Net Loss                            $        (53,005) $       (109,525)$        (105,141)$       (217,619)$      (2,781,930)
                                         ================  ================ ================= ================ =================

Loss per share                           $              -  $              - $               - $         (0.01)
                                         ================  ================ ================= ================

Weighted Average Shares
Outstanding                                    25,138,365        25,119,580        25,138,365       25,119,580
                                         ================  ================ ================= ================













                See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             Since
                                                                                                          August 23,
                                                                                                             2002
                                                                       For the six months ended          Inception of
                                                                               June 30,                   Development
                                                                        2005              2004               Stage
                                                                 ------------------ -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $         (105,141)$        (217,619) $      (2,781,930)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                                  51,745           160,304            742,436
Write down of marketing material                                                  -                 -             35,000
Write down of assets                                                              -                 -          1,338,572
Stock issued for start up costs                                                   -                 -             12,600
Stock issued for services                                                         -                 -            370,600
(Increase) decrease in taxes receivable                                        (291)             (433)              (705)
(Increase) decrease in inventory                                             (5,029)                -            (15,029)
(Increase) decrease in prepaid expenses                                         600             1,597               (600)
(Increase) decrease in deposit                                               53,067                 -               (250)
Increase (decrease) in unearned revenue                                           -                 -             18,926
Increase (decrease) in accounts payable                                      18,475            25,608            169,101
                                                                 ------------------ -----------------  -----------------
Net cash provided by (used in) operating activities                          13,426           (30,543)          (111,279)
                                                                 ------------------ -----------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                                       -                 -                  -
                                                                 ------------------ -----------------  -----------------

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                             (Continued) (Unaudited)



                                                                                                          Cumulative
                                                                                                             Since
                                                                                                          August 23,
                                                                                                             2002
                                                                       For the six months ended          Inception of
                                                                               June 30,                   Development
                                                                        2005              2004               Stage
                                                                 ------------------ -----------------  -----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                                       25,000              (170)            96,345
Payment of loan from shareholders                                           (45,000)                -            (53,000)
Contributed capital                                                               -                 -              2,842
Stock issued in exchange for cash                                                 -            50,000             66,400
                                                                 ------------------ -----------------  -----------------
  Net cash provided by financing activities                                 (20,000)           49,830            112,587
                                                                 ------------------ -----------------  -----------------

Net (Decrease) Increase in Cash and Cash Equivalents                         (6,574)           19,287              1,308
Effect of Foreign Exchange on Cash                                                -               (16)                 -
Cash and Cash Equivalents at Beginning of Period                              7,882             1,318                  -
                                                                 ------------------ -----------------  -----------------
Cash and Cash Equivalents at End of Period                       $            1,308 $          20,589  $           1,308
                                                                 ================== =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                       $                - $               -  $             12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization                           $                - $               -  $            858
Stock issued in asset acquisition agreement                      $                - $               -  $      2,243,000










                See accompanying notes and accountants' report.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

         As of June 30, 2005, the Company is in the development stage, and has not commenced planned principal operations.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2005 and December 31, 2004:

                                                                     June 30,         December 31,
                                                                       2005               2004
                                                                ------------------  -----------------
Yacht Models                                                    $           38,000  $          38,000
Hull Display                                                                46,190             46,190
                                                                ------------------  -----------------
                                                                            84,190             84,190
Less accumulated depreciation                                              (56,466)           (50,453)
                                                                ------------------  -----------------

Total                                                           $           27,724  $          33,737
                                                                ==================  =================

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

         Total depreciation expense for the six months ended June 30, 2005 was $6,013 and for the year ended December 31, 2004 was $23,286.

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

Intangible Assets consisted of the following at June 30, 2005 and December 31, 2004:

                                             June 30,         December 31,
           Intangible Asset                    2005               2004           Amortization Period
--------------------------------------  ------------------  ----------------- -------------------------
Website                                 $           45,000  $          45,000          2 Years
Yacht Blueprints                                   640,238            640,238          7 Years
Client Lists                                       100,000            100,000        Indefinite
E-Learning System                                        1                  1        Indefinite
                                        ------------------  -----------------
                                                   785,239            785,239
Less accumulated amortization                     (685,970)          (640,238)
                                        ------------------  -----------------

Total                                   $           99,269  $         145,001
                                        ==================  =================

         Total amortization expense for the six months ended June 30, 2005 was $45,732 and for the year ended December 31, 2004 was $297,321.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
         The estimated amortization for the next five years is as follows:


2005                                         $            91,464
2006                                                      53,536
2007                                                           -
2008                                                           -
2009                                                           -
                                             -------------------
Total                                        $           145,000
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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

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

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

NOTE 2 - WRITE DOWN OF ASSETS

         As of December 31, 2004 the Company has written down the value of fixed and intagible assets on the accompanying balance sheet. The Company has determined that the Hull Display is showing increased signs of wear, based upon their estimation it has been written down by $78,810.
 The Company has also determined that the Yacht Blueprints should be written down as a result in the changing tastes of the market and the need to redraft the blueprints to reflect these changes, as a result the Blueprints have been written down by $959,762. Management has determined that the client lists that have a carrying value of $150,000 should be written down to $0 as they are no longer expected to provide any future value. The Company has also written off the amount of notes receivable from the balance sheet in the amount of $150,000. The corresponding expenses to the write down of these assets have been recorded as a expense in the statement of operations in the amount of $1,338,572.

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


                                           2004                2003
                                    ------------------  ------------------
Net Operating Losses                         3,304,818           2,717,381
Accrued Consulting Fees                        (41,888)            (22,100)
Valuation Allowance                         (3,262,930)         (2,695,281)
                                    ------------------  ------------------
                                                     -                   -
                                    ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                    2004                2003
                                             ---------------  --------------
Provision (Benefit) at US Statutory Rate            (587,437)       (302,667)
Accrued Consulting Fees                               19,788          22,100
Increase (Decrease) in Valuation Allowance           567,649         280,567
                                             ---------------  --------------
                                                           -               -
                                             ===============  ==============

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $2,781,930 since the inception of the development stage on August 23, 2002. For the six months ended June 30, 2005 the Company incurred losses of 105,141. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $580 ($700 Canadian Dollars) per month plus applicable taxes. During the six months ended June 30, 2005 the company had $5,463 in rent expense.

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

         As of June 30, 2005 and December 31, 2004, shareholders have advanced the Company $43,345 and 63,345, respectively payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

         During 2003, the year the Company paid Shahhid Vohra, Vice President and Secretary, $60,000 in exchange for consulting services.

         As of June 30, 2005 and December 31, 2004, the Company owed Santeo Financial $149,700 and $123,200 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

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

FINANCIAL SUMMARY

Results of Operations for the Three and Six Months Ended June 30, 2005

The net loss of $53,005 and $105,141 for the three and six months ended June 30, 2005 was comprised of consulting fees in the amount of $15,313 and $30,813, depreciation and amortization of $25,873 and $51,745, and general and administrative of $11,819 and $22,583.

Results of Operations for the Three and Six Months Ended June 30, 2004

The net loss of $109,525 and $217,619 for the three and six months ended June 30, 2004 was comprised of consulting fees in the amount of $15,000 and $37,217, depreciation and amortization of $80,152 and $160,304, and general and administrative of $14,463 and $20,188 respectively.

Liquidity and Capital Resources

For the Six-Months ended June 30, 2005; the Company's cash position decreased by $6,574. Cash provided in operating activities totaled $13,426, while cash used by financing activities was $20,000.

For the Six-Months ended June 30, 2004; the Company's cash position increased by $19,287. Cash used in operating activities totaled $30,543, while cash provided by financing activities was $49,830.

MANAGEMENT PLAN OF OPERATIONS

Platinum SuperYachts, Inc. intends to maintain and grow an established customer base and contacts, and utilize developed designs and technical layouts and rendering for the marketing and sales of luxury yachts in worldwide markets. Platinum SuperYachts will design, construct, sale, resale, and service yachts. The company's core business will be the building of yachts of 80 to 200 feet in length. Platinum SuperYachts will hire subcontractors on a per job basis for the construction of each vessel.

As of June 30, 2005, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

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

None for the quarterly reporting period ending June 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ending June 30, 2005.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Platinum SuperYachts includes herewith the following exhibits:

Number            Description

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

Reports on Form 8-K

The Company filed an 8-K concerning Item 5.02(b) Departure of Directors or Principals Officers disclosing the resignation of Shahhid Vohra a director, vice-president, and secretary of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PLATINUM SUPERYACHTS, INC.


Dated: August 2, 2005           By  /S/     Ron Ruskowsky
                                --------------------------------------------
                                    Ron Ruskowsky,
                                    President, CEO
                                Principal Executive and Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August 2, 2005.

Dated: August 2, 2005


                                            By  /S/     Roger Janssen
                                                Roger Janssen,
                                                     Director,