Form 10QSB
period 2005-09-30
PLATINUM SUPERYACHTS INC
filed 2005-11-10
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-27739

                           Platinum SuperYachts, Inc.
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
                                  77-0517966
        (State or other jurisdiction of (I.R.S. Employer Identification
No.)
Incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 31, 2005 33,108,365
                                                   -----------------------------

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X
                                                                     ----   ----

PART I

ITEM 1.  FINANCIAL STATEMENTS

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                      (Unaudited)
                                                                     September 30,            December 31,
ASSETS                                                                    2005                    2004
                                                                    -----------------       -----------------
Current Assets:
Cash & Cash Equivalents                                                      $ 3,452                 $ 7,882
Taxes Receivable                                                                 842                     414
Inventory - Work in Process                                                        -                  10,000
                                                                    -----------------       -----------------
     Total Current Assets                                                      4,294                  18,296
                                                                    -----------------       -----------------

Fixed Assets:
Fixed Assets                                                                       -                  84,190
Less Accumulated Depreciation                                                      -                 (50,453)
                                                                    -----------------       -----------------
     Total Fixed Assets                                                            -                  33,737
                                                                    -----------------       -----------------

Other Assets:
Prepaid Expenses                                                                 300                   1,200
Deposit                                                                          250                  53,317
Intangible Assets                                                                  1                 785,239
Less Accumulated Amortization                                                      -                (640,238)
                                                                    -----------------       -----------------
     Total Other Assets                                                          551                 199,518
                                                                    -----------------       -----------------

     Total Assets                                                            $ 4,845               $ 251,551
                                                                    =================       =================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                            $ 86,085                $ 98,829
Unearned Revenue                                                                   -                  18,926
Related Party Payables                                                        15,000                 123,200
Shareholder Loans                                                             55,345                  63,345
                                                                    -----------------       -----------------
     Total Liabilities                                                       156,430                 304,300
                                                                    -----------------       -----------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 18,138,365 and 25,138,365
    Shares at September 30, 2005 and December 31, 2004                        18,138                  25,138
Shares to be issued                                                           14,970                       -
  Paid-In Capital                                                          2,626,423               2,598,902
  Deficit Accumulated During the
    Development Stage                                                     (2,811,116)             (2,676,789)
                                                                    -----------------       -----------------
     Total Stockholders' Equity                                             (151,585)                (52,749)
                                                                    -----------------       -----------------

     Total Liabilities and Stockholders' Equity                              $ 4,845               $ 251,551
                                                                    =================       =================


                             See accompanying notes

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 since
                                                                                                               August 23,
                                                                                                                  2002
                                            For the three months ended        For the nine months ended       inception of
                                                   September 30,                    September 30,             development
                                               2005             2004            2005             2004            stage
                                           --------------   -------------   --------------   -------------    -------------
Revenues                                        $ 18,926         $ 5,000         $ 18,926         $ 5,000        $ 121,765
Cost of Goods Sold                               (15,029)              -          (15,029)              -          (36,529)
                                           --------------   -------------   --------------   -------------    -------------
Gross Profit                                       3,897  -        5,000            3,897           5,000           85,236

Expenses:
   Consulting Fees                                15,000          15,365           45,813          52,582          607,545
   Compensation Expense                          128,790               -          128,790               -          128,790
   Depreciation & Amortization                    17,248          80,152           68,993         240,456          713,958
   General & Administrative                        3,800           9,868           27,883          29,876          240,506
                                           --------------   -------------   --------------   -------------    -------------

     Net Operating Loss                         (160,941)       (100,385)        (267,582)       (317,914)      (1,605,563)

Other Income (Expenses)
   Interest, Net                                       -              (5)               -             (95)            (236)
   Gain on Disposal of Assets                    133,255               -          133,255               -          133,255
   Write Down of Assets                                -               -                -               -       (1,338,572)
                                           --------------   -------------   --------------   -------------    -------------

     Net Loss                                  $ (27,686)     $ (100,390)      $ (134,327)     $ (318,009)     $(2,811,116)
                                           ==============   =============   ==============   =============    =============

Loss per share                                     (0.00)          (0.00)           (0.01)          (0.01)
                                           ==============   ==============================   =============

Weighted Average Shares Outstanding           26,206,343      25,138,365       26,206,343      25,138,365
                                           ==============   =============   ==============   =============



                             See accompanying notes

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                      since
                                                                                                    August 23,
                                                                                                       2002
                                                                For the Nine months ended          inception of
                                                                      September 30,                development
                                                                  2005              2004              stage
                                                             ---------------    --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $ (134,327)       $ (318,009)       $(2,811,116)
Adjustments to reconcile net income (loss) to
  net cash provided (used in) operating activities:
Depreciation & Amortization                                          68,993           240,456            759,684
Gain on Sale of Assets                                             (133,255)                            (133,255)
Write down of marketing material                                          -                 -             35,000
Write down of assets                                                      -                 -          1,338,572
Stock issued for start up costs                                           -                 -             12,600
Stock issued for services                                           128,790                 -            499,390
(Increase) decrease in taxes receivable                                (428)              260               (842)
(Increase) decrease in inventory                                     10,000           (21,500)                 -
(Increase) decrease in prepaid expenses                                 900             1,398               (300)
(Increase) decrease in deposit                                       53,067                 -               (250)
Increase (decrease) in unearned revenue                             (18,926)           25,775                  -
Increase (decrease) in accounts payable                              28,756            31,889            179,382
                                                             ---------------    --------------    ---------------
Net cash provided by (used in) operating activities                   3,570           (39,731)          (121,135)
                                                             ---------------    --------------    ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                               -                 -                  -
                                                             ---------------    --------------    ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Loan from shareholders                                               37,000                 -            108,345
Payment of loan from shareholders                                   (45,000)           (5,170)           (53,000)
Contributed capital                                                       -             2,842              2,842
Stock issued in exchange for cash                                         -            50,000             66,400
                                                             ---------------    --------------    ---------------
  Net cash provided by financing activities                          (8,000)           47,672            124,587
                                                             ---------------    --------------    ---------------

Net (Decrease) Increase in Cash and Cash Equivalents                 (4,430)            7,941              3,452
Effect of Foreign Exchange on Cash                                        -                10                  -
Cash and Cash Equivalents at Beginning of Period                      7,882             1,318                  -
                                                             ---------------    --------------    ---------------
                                                             ---------------    --------------    ---------------
Cash and Cash Equivalents at End of Period                          $ 3,452           $ 9,269            $ 3,452
                                                             ===============    ==============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                              $ -               $ -               $ 12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization                                  $ -               $ -              $ 858
Stock issued in asset acquisition agreement                             $ -               $ -        $ 2,243,000
Stock issued in asset disposition                                 $ 109,745               $ -          $ 109,745
Stock issued in exchange for related party payable                $ 149,700               $ -          $ 149,700


                             See accompanying notes

                           PLATINUM SUPERYACHTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


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

         As of September 30, 2005, the Company is in the development stage, and has not commenced planned principal operations.

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

Interim Reporting

         The unaudited financial statements as of September 30, 2005 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2005 and December 31, 2004:

                                      September 30,       December 31,
                                          2005                2004
                                    ------------------  ------------------
 Yacht Models                       $                -  $           38,000
 Hull Display                                        -              46,190
                                    ------------------  ------------------
                                                     -              84,190
 Less accumulated depreciation                       -             (50,453)
                                    ------------------  ------------------

 Total                              $                -  $            33,737
                                    ==================  ==================

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

         Total depreciation expense for the nine months ended September 30, 2005 was $8,018 and for the year ended December 31, 2004 was $23,286.

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

Intangible Assets consisted of the following at September, 2005 and December 31, 2004:

                                                   September 30,       December 31,
                    Intangible Asset                   2005                2004          Amortization Period
         --------------------------------------- ------------------  -------------------------------------------
         Website                                 $0                  $45,000                   2 Years
         Yacht Blueprints                        0                   640,238                   7 Years
         Client Lists                            0                   100,000                  Indefinite
         E-Learning System                       1                   1                        Indefinite
                                                 ------------------  ------------------
                                                 1                   785,239
         Less accumulated amortization           0                   (640,238)
                                                 ------------------  ------------------

         Total                                   $1                  $145,001
                                                 ==================  ==================

         Total amortization expense for the nine months ended September 30, 2005 was $60,975 and for the year ended December 31, 2004 was $297,321.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2005 and 2004.


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

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $2,811,116 since the inception of the development stage on August 23, 2002. For the nine months ended September 30, 2005 the Company incurred losses of $267,582. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for an office it occupies in Vancouver, British Columbia, Canada. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $580 ($700 Canadian Dollars) per month plus applicable taxes. During the nine months ended September 30, 2005 the company had $7,418 in rent expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2005 and December 31, 2004, shareholders have advanced the Company $55,345 and 63,345, respectively payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

During 2003, the year the Company paid Shahhid Vohra, Vice President and Secretary, $60,000 in exchange for consulting services.

Effective July 11, 2005, Shahhid Vohra resigned his positions as director, vice-president and secretary of Platinum SuperYachts, Inc. (the "Company"). There were no disagreements between Mr. Vohra and the Company relating to the Company's operations, policies or practices.

Effective July 11, 2005 the company issued 2,000,000 restricted shares to Roger Janssen the company's Vice President and Secretary. These shares have been valued at the market price of $0.012. Compensation expense of $24,000 has been booked on the accompanying Statement of Operations.

As of September 30, 2005 and December 31, 2004, the Company owed Santeo Financial $15,000 and $123,200 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.

On September 29, 2005, Platinum SuperYachts, Inc. (the "Company") sold certain assets related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, the Company's former Vice-President and Secretary. As consideration for the Assets Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the "Cancelled Shares") of the Company's common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of the Company's website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

On October 4, 2005, in accordance to the Board of Directors written consent effective September 13, 2005, the Company issued 14,970,000 shares of common stock (the "Shares") to Santeo Financial Corporation ("Santeo") in exchange for the cancellation of $149,700 owed by the Company to Santeo. Ron Ruskowsky, the Company's Director, President and Chief Executive Officer is an affiliate of Santeo. The Shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

NOTE 7 - SALE OF ASSETS

On September 29, 2005, Platinum SuperYachts, Inc. (the "Company") sold certain assets related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, the Company's former Vice-President and Secretary. As consideration for the Assets Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the "Cancelled Shares") of the Company's common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, yacht models, a hull display, yacht blue prints, client lists, the content of the Company's website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc. As a result of this transaction a gain on sale of assets of $133,255 has been booked in the accompanying Statement of Operations.

NOTE 8 - COMMON STOCK AND WARRANTS

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

Effective July 11, 2005 the company issued 2,000,000 restricted shares to Roger Janssen the company's Vice President and Secretary. These shares have been valued at the market price of $0.012. Compensation expense of $24,000 has been booked on the accompanying Statement of Operations.

On October 4, 2005, in accordance to the Board of Directors written consent effective September 13, 2005, the Company issued 14,970,000 shares of common stock (the "Shares") to Santeo Financial Corporation ("Santeo") in exchange for the cancellation of $149,700 owed by the Company to Santeo. Ron Ruskowsky, the Company's Director, President and Chief Executive Officer is an affiliate of Santeo. The Shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and

Regulation D promulgated thereunder. These shares have been valued at the market price on the date of the agreement of $0.017. In addition to the cancellation of the $149,700 and additional amount of compensation expense of $104,790 has been booked on the accompanying Statement of Operations.

NOTE 9 - PENDING LITIGATION

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

FINANCIAL SUMMARY

Results of Operations for the Three and Nine Months Ended September 30, 2005

The net loss of $27,686 and $134,327 for the three and nine months ended September 30, 2005 was comprised of Revenues of ($18,926) and ($18,926), Cost of Goods Sold of $15,029 and $15,029, consulting fees in the amount of $15,000 and $45,813, compensation expense of $128,790 and $128,790, depreciation and amortization of $17,248 and $68,993, general and administrative of $3,800 and $27,883, and gain on disposal of assets of $(133,255) and $(133,255).

Results of Operations for the Three and Nine Months Ended September 30, 2004

The net loss of $100,390 and $318,900 for the three and nine months ended September 30, 2004 was comprised of consulting fees in the amount of $15,365 and $52,582, depreciation and amortization of $80,152 and $240,456, and general and administrative of $9,868 and $29,876 respectively.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2005; the Company's cash position decreased by $4,430. Cash provided in operating activities totalled $3,570, while cash used by financing activities was $8,000.

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

As of September 30, 2005, Platinum SuperYachts is in the development stage and has not commenced planned principal operations. As a development stage company, Platinum SuperYachts has had recurring losses during this phase of its operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Effective July 11, 2005 the company issued 2,000,000 restricted shares to Roger Janssen the company's Vice President and Secretary.

On September 29, 2005, Platinum SuperYachts, Inc. (the "Company") sold certain assets related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, the Company's former Vice-President and Secretary. As consideration for the Assets Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the "Cancelled Shares") of the Company's common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of the Company's website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

On October 4, 2005, in accordance to the Board of Directors written consent effective September 13, 2005, the Company issued 14,970,000 shares of common stock (the "Shares") to Santeo Financial Corporation ("Santeo") in exchange for the cancellation of $149,700 owed by the Company to Santeo. Ron Ruskowsky, the Company's Director, President and Chief Executive Officer is an affiliate of Santeo. The Shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ending September 30, 2005.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Platinum SuperYachts includes herewith the following exhibits:

Number   Description
31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

The Company filed an 8-K concerning Item 2.01 Completion of Acquisition or Disposition of Assets regarding certain assets related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, the Company's former Vice-President and Secretary.

The Company filed an 8-K concerning Item 3.02 Unregistered Sales of Equity Securities regarding cancellation of $149,700 owed by the Company to Santeo Financial Corporation.

The Company filed an 8-K concerning Item 5.01 Change of Control of the Registrant to Ron Ruskowsky, the Company's Director, President and Chief Executive Officer.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PLATINUM SUPERYACHTS, INC.


Dated: November 10, 2005




                             By  /S/     Ron Ruskowsky
                             Ron Ruskowsky,
                             President, CEO
                             Principal Executive and Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on November 10, 2005.

Dated: November 10, 2005


                              By  /S/     Roger Janssen
                              Roger Janssen,
                              Director,