Form 10KSB
period 2005-12-31
PLATINUM SUPERYACHTS INC
filed 2006-04-20
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                    MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-27739

                            Royal Quantum Group, Inc.
                 (formerly known as Platinum SuperYachts, Inc.)
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

                          Common Stock, par value $.001

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x]


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [x] No [ ]

The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2005, was as follows: Common Stock $.001 par value, 33,108,365 shares.

Total revenues for fiscal year ended December 31, 2005: $0

As of March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $788,993.72, based upon the closing sales price on the NASD OTC Bulletin board for that date.

Transitional  Small Business  Disclosure  Format (check one): Yes [ ]; No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive information statement filed on December 19, 2005, as amended, are incorporated by reference into Parts I and III of this Report.

                                     PART I

                           FORWARD LOOKING STATEMENTS

THE ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTER DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("ROYAL QUANTUM", "WE" OR "US") "BELIEVES", "ANTICIPATES", "EXPECTS", "FORECASTS", "ESTIMATES" OR OTHER WORDS SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT. CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT, INCLUDING
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." STAKEHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

Item 1.  DESCRIPTION OF BUSINESS.

General

We are committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

We focus on companies that are lacking in financial ability to take their product to a profitable level. We will provide the opportunity to access the public markets as a source for capital along with the management expertise to allow the business to develop and grow to its full potential. By placing the acquired companies under the umbrella of the parent corporation, we hope to achieve profitability.

History

The Company was incorporated in October, 1996, under the name PSM CORP, and was formed for the purpose of either merging with or acquiring an operating company with an operating history and assets. On September 30, 2002, we entered into a Share Exchange Agreement with SuperYachts Holdings, Inc. , a private Nevada corporation ("SuperYachts Holdings"), and its stockholders, to acquire 100% of the issued and outstanding shares of SuperYachts Holdings. In consideration for acquiring all of SuperYachts Holdings' issued and outstanding shares, we have agreed to issue its stockholders 15,000,000 shares of our common stock. Effective as of October 1, 2002, the Company's name was changed to Platinum SuperYachts, Inc. At that point, our business direction included yacht building, sales, re-sales and yacht services, such as supplies, maintenance, and delivery as well as fill-scale contracted care of yachts. The core business was intended to be the building of yachts in excess of 80 to 200 feet. We planned to hire subcontractors on a per job basis for the construction of the vessels.

We were not successful in the mega yacht industry due to two important factors. First, purchasers of yachts in the price range of our products were not interested in building with a manufacturer that was relatively new in the industry. The preference of the mega yacht buyer is to work with a builder that has a history in the business with product available for the client to view. Second, we were unable to close a financing large enough to allow the company to build a spec yacht. The ability to have a spec yacht available to show our clients the high quality craftsmanship of which we were capable would have significantly increased our ability to sell the product. As the share price of the Company's common stock began to decrease, we were faced with the problem of significant shareholder dilution to secure a funding necessary to build a spec product. Management did not feel it was in the best interest of the shareholders to attempt a multi-million dollar financing while faced with such a low share price. Accordingly, we sold all of the Company's assets related to the yacht business back to the former stockholders of PR Marine Inc. on September 29, 2005 in exchange for the former stockholders of PR Marine Inc. agreeing to cancel all of their outstanding shares of the Company. After completing the sale of the assets related to the yacht business we changed the name of the Company to Royal Quantum Group on January 10, 2006.

Item 2.  DESCRIPTION OF PROPERTY.

We have a month to month lease agreement for a virtual office in Vancouver, British Columbia, Canada. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately US $135 ($155 Canadian Dollars) per month plus applicable taxes.

Item 3.  LEGAL PROCEEDINGS.

Dieterich & Associates v. Platinum SuperYachts, Inc. Christopher H. Dieterich, Esq. has asserted in case number 04T01643 in the United States Court for the Central District of California that we owe $9,807 his office for legal services rendered. Mr. Dieterich has filed a "Request for Entry of Default" in that amount. We are currently in communication with Mr. Dieterich and attempting to resolve the matter.

Item 4.  SUBMISSION OF MATTERS T0 A VOTE OF SECURITY HOLDERS.

The information required by this Item is incorporated by reference to our definitive information statement filed on December 19, 2005, as amended.

                                     PART II

Item 5.  MARKET  FOR COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market Information

Our common stock is listed on the NASD OTC Bulletin Board under the symbol "RYQG". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

       Quarter ended:                       High                      Low
------------------------------        -----------------         ----------------
December 31, 2005                          0.025                     0.013
September 30, 2005                         0.0275                    0.011
June 30, 2005                              0.036                     0.01
March 31, 2005                              0.22                     0.029
December 31, 2004                          0.250                     0.071
September 30, 2004                         0.700                     0.210
June 30, 2004                              0.950                     0.090
March 31, 2004                             1.250                     0.700

Holders

We had 33,108,365 shares of common stock issued and outstanding as of December 31, 2005, which were held by approximately 76 shareholders.

Recent Issuances of Securities

On September 29, 2005, we sold certain assets related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, our former Vice-President and Secretary. As consideration for the Assets Mr. Vohra agreed to allow us to cancel 9,000,000 shares (the "Cancelled Shares") of our common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when we purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of our website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

On October 4, 2005, we issued 14,970,000 shares of common stock (the "Shares") to Santeo Financial Corporation ("Santeo") in exchange for the cancellation of $149,700 we owed by the Company to Santeo. Ron Ruskowsky, our Director, President and Chief Executive Officer is an affiliate of Santeo.

Also, on October 4, 2005, we issued 2,000,000 shares of common stock to Roger Janssen as compensation for services rendered as a director. The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information that would have been in a registration statement in reliance on the exemption provided by
Section 4(2) under the Securities Act and Regulation D thereunder.

Dividend Policy

We have not paid a cash dividend on our common stock in the last two fiscal years. We do not anticipate paying any cash dividends on our common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund our working capital needs and the implementation of our business plan. The payment of any dividends is at the discretion of the Board of Directors.

Securities  Authorized  for Issuance Under Equity  Compensation  Plans

We do not currently have any equity compensation plans.


                         SMALL BUSINESS ISSUER PURCHASES
                              OF EQUITY SECURITIES

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Period                    (a) Total Number of    (b) Average Price       (c) Total Number of    (d) Maximum Number
                          Shares Purchased       Paid per Share          Shares Purchased as    (or approximate
                                                                         Part of Publicly       value) of Shares
                                                                         Announced Plans        that May Yet Be
                                                                                                Purchased Under the
                                                                                                Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Month beginning October         9,000,000                 (1)                      0                      0
1, 2005 and ending
October 31, 2005
------------------------- ---------------------- ----------------------- ---------------------- ----------------------


Month beginning                     0                      0                       0                      0
November 11, 2005 and
ending November 30, 2005
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Month beginning                     0                      0                       0                      0
December 1, 2005 and
ending December 31, 2005
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                           9,000,000                  0                       0                      0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) We received these shares as consideration for the sale of certain assets related to the yacht business to our former Vice-President and Secretary.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

We are committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

Our focus will be on companies that are lacking in financial ability to take their product to a profitable level. We will provide the opportunity to access the public markets as a source for capital along with the management expertise to allow the business to develop and grow to its full potential. By placing the acquired companies under the umbrella of the parent corporation, we hope to achieve profitability.

As of December 31, 2005, we are in the development stage and have not commenced planned principal operations. As a development stage company, we have had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the company have been confirmed as of the date of this report.

Financial Condition and Results of Operations

         On September 29, 2005, Royal Quantum Group, Inc. (The Company) disposed of certain assets related to designing, building and selling yachts. The decision to sell the component was based on the fact that we have not been successful in the mega yacht industry due to two important factors. First, purchasers of yachts in the price range of our products were not interested in building with a manufacturer that was relatively new in the industry. The preference of the mega yacht buyer is to work with a builder that has a history in the business with product available for the client to view. Second, we were unable to close a financing large enough to allow the company to build a spec yacht. The ability to have a spec yacht available to show our clients the high quality craftsmanship of which we were capable would have significantly increased our ability to sell the product. As the share price of the Company's common stock began to decrease, we were faced with the problem of significant shareholder dilution to secure a funding necessary to build a spec product.

Management did not feel it was in the best interest of the shareholders to attempt a multi-million dollar financing while faced with such a low share price. Accordingly, we sold all of the Company's assets related to the yacht business back to the former stockholders of PR Marine Inc. on September 29, 2005 in exchange for the former stockholders of PR Marine Inc. agreeing to cancel all of their outstanding shares of the Company.

Royal Quantum Group is committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

The focus will be on companies that are lacking in financial ability to take their product to a profitable level. Royal Quantum will provide the opportunity to access the public markets as a source for capital along with the management expertise to allow the business to develop and grow to its full potential. By placing the acquired companies under the umbrella of the parent corporation, Royal Quantum Group will poise itself to be a solid cash flow positive corporation.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2005, the company used $11,979 in operating activities and used $8,000 from financing activities resulting in cash and cash equivalents at the end of the year of $1,800. For the fiscal year ended December 31, 2004, the company used $61,497 in operating activities and received $94,842 from financing activities resulting in cash and cash equivalents at the end of the year of $7,882.

Item 7.  FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included immediately preceding the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

Item 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Ron Ruskowsky our President, Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Ruskowsky concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The directors and officers are as follows:

NAME                 AGE      POSITION (S)
Ron Ruskowsky        38       President, CEO and Principal Accounting
                              Officer
Roger Janssen        42       Vice-President, Secretary

RON RUSKOWSKY, PRESIDENT, CEO AND PRINCIPAL ACCOUNTING OFFICER, has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 16 years. Mr. Ruskowsky has been a director of the Company since October 1, 2002.

ROGER JANSSEN, DIRECTOR, has over twenty years of experience in the manufacturing industry. For the past sixteen years he has owned and operated his own business, which produces aeronautical and marine components, in the greater Seattle area, with clients, including; Boeing, Microsoft, Starbucks Corporation Precor and Eldec. Mr. Janssen has guided several manufacturing companies during their start up phase and has traveled internationally as a manufacturing consultant. Mr. Janssen has been a director of the company since October 1, 2002.

There are no familial relationships between any of the Company's directors and officers.

ELECTION OF DIRECTORS AND OFFICERS

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Audit Committee

We do not have an Audit Committee, our Board of Directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

The rules of the Securities and Exchange Commission require that we disclose late filings of reports of stock ownership (and changes in stock ownership) by our directors and statutory insiders. To the best of the Company's knowledge, all of the filings for the Company's directors and statutory insiders were made on a timely basis for 2005 except as follows:

         o Ron Ruskowsky did not timely file a Form 4 reporting the issuance of 14,970,000 shares of common stock to Santeo, an entity affiliated with Mr.
Ruskowsky. These shares were issued on October 4, 2005, in satisfaction of $149,700 owed to Santeo for services rendered.

         o Roger Janssen did not timely file a report on Form 4 reporting the issuance of 2,000,000 shares to Mr. Janssen on October 4, 2005. These shares were issued for services rendered as a director of the Company and in exchange for Mr. Janssen's agreement to serve as Vice-President and Corporate Secretary of the Company.

         o Shahhid Vohra did not timely file a report on Form 4 reporting his disposition of 9,000,000 on October 4, 2005. Mr. Vohra agreed to allow the Company to cancel these shares in exchange for his acquisition of the Company's assets related to the yacht business.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:
         o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
         o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
         o        Compliance  with  applicable   governmental  laws,  rules  and
                  regulations;
         o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
         o        Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two officers working closely together managing the Company. We believe that as a result of the limited interaction, which occurs having such a small management team, eliminates the current need for such a code. Further, since the officers also serve as directors there is no one to report violations of such a code to.

Item 10.  EXECUTIVE COMPENSATION.

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

                                                             Fiscal        Salary                  Other
                Name and Principal Position                   Year      Compensation     Bonus     Compensation
                                                              2005
Ron Ruskowsky President and CEO, Director                     2004            0            0             0
                                                              2003

                                                              2005
Roger Janssen Vice-President and Secretary, Director          2004       $40,000 (1)       0             0
                                                              2003

                                                              2005
Shahid Shafiq Vohra past Vice President and past              2004            0            0             0
Secretary, past Director                                      2003

NOTES:

(1) We issued Roger Janssen 2,000,000 shares of common stock on October 4, 2005 as compensation for services rendered as a director and his agreement to serve as the Company's Secretary and Vice-President. The closing price for our common stock on the NASD OTC Bulletin Board on that day was $0.02.

Except as set forth above, none of the company's officers and/or directors currently receives any compensation for their respective services rendered to the company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the company has generated sufficient revenues from its operations.

As of December 31, 2005, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

Except as set forth in the table above, we paid no compensation to any of our directors, as director's fees.

Employment Agreements

No formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan

None

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

We do not currently have any equity compensation plans. The security ownership of the management of the Company as of the date of this report is as follows:

Title of Class               Beneficial Owner                              Amount Owned           Percent of Class
Common Shares                Ron Ruskowsky (1) Director, President, CEO     18,470,000                 56.0 %
                             and Principal Accounting Officer
Common Shares                Roger Janssen Director, Secretary and          2,500,000                  7.5 %
                             Vice-President

All Officers and Directors as a group                                       20,970,000                 63.5 %

(1) Note: 14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispostive power over these shares.


The shareholders having beneficial ownership of more than 5% of the issued and outstanding shares of the company's common stock as of the date of this report is as follows:

Title of Class          Beneficial Owner                                   Amount Owned           Percent of Class
Common Shares           Ron Ruskowsky (1) President and CEO                 18,470,000                 56.0 %
Common Shares           Roger Janssen Director                              2,500,000                  7.5 %

(1) Note: 14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispostive power over these shares.

As of the date of this report, we have 33,108,365 shares of common stock issued and outstanding, which are held by 76 shareholders.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2005 and 2004, shareholders have advanced the Company $55,345 and $63,345, respectively, which amounts are payable on demand and do not carry interest.

As of December 31, 2005 and 2004 the Company owed Santeo Financial $30,078 and $123,200 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is also the President of Santeo Financial.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                                 F-1
Balance Sheets,
  December 31, 2005 and 2004                                                 F-3
Statements of Operations,
  For the Years Ended December 31, 2005 and 2004                             F-4
Statements of Stockholders' Equity,
  For the Period from August 23, 2002 (inception) to December 31, 2005       F-5
Statements of Cash Flows,
  For the Years Ended December 31, 2005 and 2004                             F-6
Notes to Financial Statements                                                F-7

2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

         The following exhibits are included as part of this report:

         Exhibit
         Number   Title of Document

         3.1      Articles of Incorporation
         3.2      By-laws(1)
         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the company's registration statement on Form 10-5B filed on October 20, 1999.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:

           Service                       2005                   2004
------------------------------     ------------------     ------------------
Audit Fees                                   $12,851                $11,970
Audit-Related Fees                                 -                      -
Tax Fees                                          24                    240
All Other Fees                                     -                      -
                                   ------------------     ------------------
Total                                        $12,875                $12,210
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date.

The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                            ROYAL QUANTUM GROUP, INC.
                      (FORMERLY PLATINUM SUPERYACHTS, INC.)


                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2005 and 2004...............................................F - 3

Statements of Operations
  For the Years Ended December 31, 2005 and 2004 and for the
  Cumulative Period from August 23, 2002 (Inception) to December 31, 2005..F - 4

Statement of Stockholders' Equity
  For the Period from August 23, 2002 (Inception) to December 31, 2005.....F - 5

Statements of Cash Flows
  For the Years Ended December 31, 2005 and 2004 and for the
  Cumulative Period from August 23, 2002 (Inception) to December 31, 2005..F - 6

Notes to Financial Statements..............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Royal Quantum Group, Inc.
(Formerly Platinum SuperYachts, Inc.)
(A Development Stage Company)


         We have audited the accompanying balance sheets of Royal Quantum Group, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, cash flows for the years then ended and the cumulative since August 23, 2002 (inception) to December 31, 2005 and the statement of stockholders' equity from August 23, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                Respectfully submitted,


                                                /s/ Robison Hill & Co.
                                                Certified Public Accountants

Salt Lake City, Utah
March 30, 2006

                    ROYAL QUANTUM GROUP, INC.
              (FORMERLY PLATINUM SUPERYACHTS, INC.)
                  (A Development Stage Company)
                         BALANCE SHEETS

                                                                     December 31,             December 31,
ASSETS                                                                  2005                     2004
                                                                  ------------------       ------------------
Current Assets:
Cash & Cash Equivalents                                           $            1,800       $            7,882
                                                                  ------------------       ------------------
     Total Current Assets                                                      1,800                    7,882
                                                                  ------------------       ------------------

Other Assets:
Prepaid Expenses                                                                   -                    1,200
Intangible Assets                                                                  1                        1
                                                                  ------------------       ------------------
     Total Other Assets                                                            1                    1,201
                                                                  ------------------       ------------------

Net Assets of Discontinued Operations                                              -                  242,468
                                                                  ------------------       ------------------

     Total Assets                                                 $            1,801       $          251,551
                                                                  ==================       ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                  $          102,703       $            7,446
Related Party Payables                                                        30,078                  123,200
Shareholder Loans                                                             55,345                   63,345
                                                                  ------------------       ------------------
    Total Current Liabilities                                                188,126                  193,991

Net Liabilities of Discontinued Operations                                         -                  110,309
                                                                  ------------------       ------------------
     Total Liabilities                                                       188,126                  304,300
                                                                  ------------------       ------------------

Stockholders' Equity:
 Preferred Stock
   Authorized 10,000,000 shares, none issued                                       -                        -
 Common Stock, Par value $.001
   Authorized 500,000,000 shares
   Issued 33,108,365 and 25,138,365
   Shares at December 31, 2005 and December 31, 2004                          33,108                   25,138
 Paid-in Capital                                                           2,626,423                2,598,902
 Deficit Accumulated During the
  Development Stage                                                       (2,845,856)              (2,676,789)
                                                                  ------------------       ------------------
   Total Stockholders' Equity                                               (186,325)                 (52,749)
                                                                  ------------------       ------------------

     Total Liabilities and Stockholders' Equity                   $            1,801       $          251,551
                                                                  ==================       ==================



    The accompanying notes are an integral part of these financial statements

                      ROYAL QUANTUM GROUP, INC.
               ( FORMERLY PLATINUM SUPERYACHTS, INC.)
                    (A Development Stage Company)
                      STATEMENTS OF OPERATIONS

                                                                                                               Cumulative
                                                                                                                 since
                                                                                                               August 23,
                                                                                                                  2002
                                                                                For the years ended           Inception of
                                                                                   December 31,                Development
                                                                             2005              2004              Stage
                                                                      ----------------  ----------------   ----------------

Revenues:                                                             $              -  $              -   $              -
                                                                      ----------------  ----------------   ----------------
    Total Revenues                                                                   -                 -                  -
                                                                      ----------------  ----------------   ----------------

Expenses:
   Consulting Fees                                                              60,813            69,207            622,545
   Compensation Expense                                                        128,790                 -            128,790
   General & Administrative                                                     47,636            69,682            260,259
     Total Operating Expenses                                                  237,239           138,889          1,011,594
                                                                      ----------------  ----------------   ----------------
     Loss from Operations                                                     (237,239)         (138,889)        (1,011,594)
                                                                      ----------------  ----------------   ----------------

Other Income (Expenses)
   Interest, Net                                                                    13              (224)              (223)
                                                                      ----------------  ----------------   ----------------
     Total Other Income (Expense)                                                   13              (224)              (223)
                                                                      ----------------  ----------------   ----------------

     Net Loss from Continuing Operations                                      (237,226)         (139,113)        (1,011,817)
                                                                      ----------------  ----------------   ----------------

Discontinued Operations (Note 8)
    Loss from operation of discontinued component,                             (65,096)       (1,646,840)        (1,967,294)
    Gain on disposal, net of tax effects of $0                                 133,255                 -            133,255
                                                                      ----------------  ----------------   ----------------

    Net Income (Loss) from Discontinued Operations                              68,159        (1,646,840)        (1,834,039)
                                                                      ----------------  ----------------   ----------------

    Net Loss                                                          $       (169,067) $     (1,785,953)  $     (2,845,856)
                                                                      ================  ================   ================

Basic and Diluted Loss Per Share
  Continuing Operations                                               $          (0.01) $           0.00
  Discontinued Operations                                                         0.00             (0.07)
                                                                      ----------------  ----------------
                                                                      $          (0.01) $          (0.07)
                                                                      ================  ================

Weighted Average Shares Outstanding                                         26,206,343        25,129,050
                                                                      ================  ================

    The accompanying notes are an integral part of these financial statements

                            ROYAL QUANTUM GROUP, INC.
                     ( FORMERLY PLATINUM SUPERYACHTS, INC.)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
      FOR THE PERIOD FROM AUGUST 23, 2002 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                                             Since August
                                                                                                               23, 2002
                                                                                                             Inception of
                                                       Common Stock             Paid-In        Retained      Development
                                                  Shares        Par Value       Capital         Deficit         Stage
                                                  ----------    -----------   ------------   -----------   ---------------
Balance at August 23, 2002
    (Inception)                                   14,000,000    $    14,000   $          -   $         -   $             -

Issued stock in an asset acquisition
    agreement                                     10,000,000         10,000      2,233,000             -                 -
Issued stock in association with
    plan of reorganization                           858,365            858        (72,260)            -                 -
Net Loss                                                   -              -              -             -           (65,638)
                                                  ----------    -----------   ------------   -----------   ---------------

Balance at December 31, 2002                      24,858,365         24,858      2,160,740             -           (65,638)

Issued stock in association with private
    placement                                         10,000             10         14,990             -                 -
Issued stock in exchange for services                170,000            170        370,430             -                 -
Net Loss                                                   -              -              -             -          (825,198)
                                                  ----------    -----------   ------------   -----------   ---------------

Balance at December 31, 2003                      25,038,365         25,038      2,546,160             -          (890,836)

Issued stock in exchange for cash                    100,000            100         49,900             -                 -
Contributed capital                                        -              -          2,842             -                 -
Net Loss                                                   -              -              -             -        (1,785,953)
                                                  ----------    -----------   ------------   -----------   ---------------

Balance at December 31, 2004                      25,138,365         25,138      2,598,902             -        (2,676,789)

Issued stock in exchange for services              8,164,118          8,164        120,627             -                 -
Issued stock for cancellation of debt              8,805,882          8,806        140,894             -                 -
Cancelled stock in connection                     (9,000,000)        (9,000)      (234,000)            -                 -
    with disposition of assets
Net Loss                                                   -              -              -             -          (169,067)
                                                  ----------    -----------   ------------   -----------   ---------------

Balance at December 31, 2005                      33,108,365    $    33,108   $  2,626,423   $         -   $    (2,845,856)
                                                  ==========    ===========   ============   ===========   ================

    The accompanying notes are an integral part of these financial statements

                 ROYAL QUANTUM GROUP, INC.
          ( FORMERLY PLATINUM SUPERYACHTS, INC.)
               (A Development Stage Company)
                 STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                      since
                                                                                                    August 23,
                                                                                                       2002
                                                                For the tht years ended            Inception of
                                                                         December 31,              Development
                                                                  2005              2004              Stage
                                                              --------------    --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $     (169,067)   $   (1,785,953)   $    (2,845,856)
Net Income/(Loss) from Discontinued Operations                       (68,159)        1,646,840          1,578,681
Adjustments to reconcile net income (loss) to
    net cash provided (used in) operating activities:
  Stock issued for start up costs                                          -                 -             12,600
  Stock issued for services                                          128,790                 -            499,390
  (Increase) decrease in prepaid expenses                              1,200             1,661                  -
  Increase (decrease) in accounts payable                             95,257            75,955            245,883
                                                              --------------    --------------    ---------------
    Net cash provided (used) in continuing activities                (11,979)          (61,497)          (509,302)
    Net cash provided (used) in discontinuing activities              13,897           (26,781)           386,515
                                                              --------------    --------------    ---------------
    Net cash provided by (used in) operating activities                1,918           (88,278)          (122,787)
                                                              --------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash provided by investing activiites                              -                 -                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholders                                                37,000            50,000            108,345
Payment of loan from shareholders                                    (45,000)           (8,000)           (53,000)
Contributed capital                                                             -        2,842              2,842
Stock issued in exchage for cash                                                -       50,000             66,400
                                                              --------------    --------------    ---------------
    Net cash provided by (used in) financing activities               (8,000)           94,842            124,587
                                                              --------------    --------------    ---------------

Net (Decrease) Increase in Cash and Cash Equivalents                  (6,082)            6,564              1,800
Cash and Cash Equivalents at Beginning of Period                       7,882             1,318                  -
                                                              --------------    --------------    ---------------
Cash and Cash Equivalents at End of Period                           $ 1,800           $ 7,882            $ 1,800
                                                              ==============    ==============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                  $            -    $          224    $            12
    Income taxes                                              $            -    $            -    $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in plan of reorganization                        $            -    $            -    $           858
Stock issued in asset aquisition                              $            -    $            -    $     2,243,000
Stock issued for services                                     $      128,790    $            -    $       449,390
Stock issued for cancellation of debt                         $      149,700    $            -    $       149,700


    The accompanying notes are an integral part of these financial statements

                            ROYAL QUANTUM GROUP, INC.
                      (FORMERLY PLATINUM SUPERYACHTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Royal Quantum Group, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,846,000 for the period from August 23, 2002 (inception of development stage) to December 31, 2005, has a liquidity problem, and as of December 31, 2005 has no source of revenue. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow. In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         On November 23, 2005 holders of a majority of the Company's common stock approved the Amendment to change the name of the Company to Royal Quantum Group, Inc., to increase the number of shares of common stock the Company is authorized to issue to 500,000,000 and to authorize the Company to issue up to 10,000,000 shares of preferred stock.

         As of December 31, 2005, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         Royal Quantum Group is committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

           The focus will be on companies that are lacking in financial ability to take their product to a profitable level. Royal Quantum will provide the opportunity to access the public markets as a source for capital along with the management expertise to allow the business to develop and grow to its full potential. By placing the acquired companies under the umbrella of the parent corporation, Royal Quantum Group will poise itself to be a solid cash flow positive corporation.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible Assets

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

Intangible Assets consisted of the following at December 31, 2005 and December 31, 2004:

                                          December 31,        December 31,
           Intangible Asset                   2005                2004            Amortization Period
--------------------------------------- ------------------  ------------------  ------------------------
E-Learning System                       $                1  $                1        Indefinite
Less accumulated amortization                            -                   -
                                        ------------------  ------------------

Total                                   $                1  $                1
                                        ==================  ==================

         Total amortization expense for the years ended December 31, 2005 and 2004 was $0 and $0 respectively.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

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

NOTE 2 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,077,691 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                                2005                2004
                                         ------------------- -------------------
Net Operating Losses                     $        3,766,415  $       3,304,818
Accrued Consulting Fees                             (10,227)           (41,888)
Valuation Allowance                              (3,756,188)        (3,262,930)
                                         ------------------- -------------------
                                         $                -  $               -
                                         =================== ===================

         The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

                                                        2005            2004
                                                  ---------------  ------------
Provision (Benefit) at US Statutory Rate          $       (57,483) $   (587,437)
Loss on Sale of Assets previously written down
 for book purposes                                       (359,151)            -
Amortization                                              (44,963)            -
Accrued Consulting Fees                                   (31,661)       19,788
Increase (Decrease) in Valuation Allowance                493,258       567,649
                                                  ---------------  ------------
                                                  $             -  $          -
                                                  ===============  ============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

         The Company has not commenced its intended principal operations and as is common with a development stage company, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for a virtual office in Vancouver, British Columbia, Canada. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $135 ($155 Canadian Dollars) per month plus applicable taxes. For the year ended December 31, 2005 the Company had $9,134 in rent expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of December 31, 2005 and 2004, shareholders have advanced the Company $55,345 and 63,345, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

         As of December 31, 2005 and December 31, 2004, the Company owed Santeo Financial $30,078 and $123,200 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial. Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

         On September  29, 2005,  The Company  sold  certain  assets  related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, the Company's former Vice-President and Secretary. As consideration for the Assets Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the "Cancelled Shares") of the Company's common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of the Company's website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

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

NOTE 6 - COMMON STOCK AND WARRANTS

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

NOTE 7 - PENDING LITIGATION

         Dieterich & Associates v. Platinum SuperYachts, Inc. Christopher H Dieterich, Esq. has asserted in case number 04T01643 in Los Angeles County, California that the Company owes his office for legal services rendered the sum of $9,807. Mr. Dieterich has filed a "Request for Entry of Default" in that amount. The Company is currently in communication with Mr. Dieterich and is attempting to resolve the matter. The amount of $9,807 has been booked as an accounts payable in the accompanying financial statements.

NOTE 8 - DISCONTINUED OPERATIONS

         On September 29, 2005, Royal Quantum Group, Inc. (The Company) disposed of certain assets related to designing, building and selling yachts. The decision to sell the component was based on the fact that we have not been successful in the mega yacht industry due to two important factors. First, purchasers of yachts in the price range of our products were not interested in building with a manufacturer that was relatively new in the industry. The preference of the mega yacht buyer is to work with a builder that has a history in the business with product available for the client to view. Second, we were unable to close a financing large enough to allow the company to build a spec yacht. The ability to have a spec yacht available to show our clients the high quality craftsmanship of which we were capable would have significantly increased our ability to sell the product. As the share price of the Company's common stock began to decrease, we were faced with the problem of significant shareholder dilution to secure a funding necessary to build a spec product. Management did not feel it was in the best interest of the shareholders to attempt a multi-million dollar financing while faced with such a low share price. Accordingly, we sold all of the Company's assets related to the yacht business back to the former stockholders of PR Marine Inc. on September 29, 2005 in exchange for the former stockholders of PR Marine Inc. agreeing to cancel all of their outstanding shares of the Company.

         The assets and liabilities of Royal Quantum Group, Inc. which were disposed consisted of the following:
--------------------------------------------------------------------------------
                                  December 31,              December, 31
                                      2005                      2004

Yacht Models                   $                 -     $               38,000
Yacht Hull Display                               -                     46,190
Yacht Designs/Blueprints                         -                    640,238
Client Lists                                     -                    100,000
Website                                          -                     45,000
Deposits                                         -                     53,317
Taxes Receivable                                 -                        414
Inventory- Work in Process                       -                     10,000
Less Accumulated
  Depreciation/Amortization                      -                  (690,691)
                               --------------------    -----------------------

Net Assets Disposed            $                 -     $              242,468
                               ====================    =======================

Unearned Revenue               $                 -     $             (18,926)
Accounts Payable                                 -                   (91,383)
                               --------------------    -----------------------

Net Liabilities Disposed       $                 -     $            (110,309)
                               ====================    =======================

         Net assets and liabilities to be disposed of have been separately classified in the accompanying balance sheet at December 31, 2005 and 2004.

         Operating results of this discontinued operation for the years ended December 31, 2005 and 2004 are shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the year ended December 31, 2005 and 2004 consist of:


                                     December 31,             December, 31
                                         2005                     2004
                                  --------------------    ---------------------

Sales                             $           18,926      $            33,839
Cost of Goods Sold                           (15,029)                 (21,500)
                                  --------------------    ---------------------
Gross Profit                                    3,897                   12,339

Write Down of Assets                                -              (1,338,571)
Depreciation and Amortization                (68,993)                (320,608)
                                  --------------------    ---------------------
Operating Loss                               (65,096)              (1,646,840)
                                  --------------------    ---------------------

Other Income
Gain on Disposal of Assets                    133,255                        -
                                  --------------------    ---------------------

Net Income (Loss)                 $            68,159     $          (1,646,840)
                                  ====================    =====================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ROYAL QUANTUM GROUP, INC.


Dated: April 12, 2006                 By  /S/     Ron Ruskowsky
                                      -----------------------------------------
                                               Ron Ruskowsky,
                                               President, CEO,
                                               Principal Accounting Officer,
                                               Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 12, 2006.

Dated: April 12, 2006

                                      By  /S/     Roger Janssen
                                      -------------------------
                                      Roger Janssen,
                                      Vice-President, Secretary, and Director