Form 10QSB
period 2006-03-31
PLATINUM SUPERYACHTS INC
filed 2006-05-15
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27739

                            Royal Quantum Group, Inc.
        (Exact name of small business issuer as specified in its charter)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,   as  of  the  latest   practical   date:   March  31,  2006  33,108,365


Transitional Small Business  Disclosure Format (check one). Yes ; No X

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            ROYAL QUANTUM GROUP, INC.
                      (FORMERLY PLATINUM SUPERYACHTS, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                          (Unaudited)
                                                                           March 31,               December 31,
ASSETS                                                                       2005                      2005
                                                                       ------------------        ------------------
Current Assets:
Cash & Cash Equivalents                                                $           1,567         $           1,800
                                                                       ------------------        ------------------
     Total Current Assets                                                          1,567                     1,800
                                                                       ------------------        ------------------

Other Assets:
Prepaid Expenses                                                                       -                         -
Intangible Assets                                                                      1                         1
                                                                       ------------------        ------------------
     Total Other Assets                                                                1                         1
                                                                       ------------------        ------------------

     Total Assets                                                                $ 1,568                   $ 1,801
                                                                       ==================        ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                                $ 93,540                 $ 102,703
Loans - short-term                                                                12,332                         -
Related Party Payables                                                            45,078                    30,078
Shareholder Loans                                                                 55,345                    55,345
                                                                       ------------------        ------------------
     Total Liabilities                                                           206,295                   188,126
                                                                       ------------------        ------------------

Stockholders' Equity:
 Common Stock, Par value $.001
 Authorized 500,000,000 shares
 Issued 33,108,365 Shares at March 31, 2006 and
 and December 31, 2005                                                            33,108                    33,108
 Paid-in Capital                                                               2,626,423                 2,626,423
 Deficit Accumulated During the
  Development Stage                                                           (2,864,258)               (2,845,856)
                                                                       ------------------        ------------------
   Total Stockholders' Equity                                                   (204,727)                 (186,325)
                                                                       ------------------        ------------------

     Total Liabilities and Stockholders' Equity                        $           1,568         $           1,801
                                                                       ==================        ==================



                             See accompanying notes

                            ROYAL QUANTUM GROUP, INC.
                      (FORMERLY PLATINUM SUPERYACHTS, INC)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          since
                                                                                                        August 23,
                                                                                                           2002
                                                                For the three months ended             inception of
                                                                               March 31,               development
                                                                    2006                2005              stage
                                                              ------------------  -----------------  -----------------

Revenues                                                      $                -  $               -  $               -
                                                              ------------------  -----------------  -----------------
   Total Revenues                                                              -                  -                  -
                                                              ------------------  -----------------  -----------------

Expenses:
   Consulting Fees                                                       15,299             15,500            637,844
   Compensation Expense                                                       -                  -            128,790
   General & Administrative                                               3,030             10,764            263,289
                                                              ------------------  -----------------  -----------------

     Loss from Operations                                               (18,329)           (26,264)        (1,029,923)

Other Income (Expenses)
   Interest, Net                                                            (73)                 -               (296)
                                                              ------------------  -----------------  -----------------
     Total Other Income (Expense)                                           (73)                 -               (296)
                                                              ------------------  -----------------  -----------------


     Net Loss from Continuing Operations                                (18,402)           (26,264)        (1,030,219)
                                                              ------------------  -----------------  -----------------

Discontinued Operations
   Loss from operation of discontinued component                               -           (25,872)        (1,967,294)
   Gain on disposal,net of tax effect of $0                                    -                 -            133,255
                                                              ------------------  -----------------  -----------------
     Net Income (Loss) from Discontinued Operations                            -           (25,872)        (1,834,039)
                                                              ------------------  -----------------  -----------------

     Net Loss                                                         $ (18,402)         $ (52,136)       $(2,864,258)
                                                              ==================  =================  =================


Basic and Diluted Loss Per Share
   Continuing Operations                                      $               -   $              -
   Discontinued Operations                                                    -                  -
                                                              ------------------  -----------------
Loss per share                                                $               -   $              -
                                                              ==================  =================

Weighted Average Shares Outstanding                                  33,108,365         25,138,365
                                                              ==================  =================


                             See accompanying notes

                            ROYAL QUANTUM GROUP, INC.
                      (FORMERLY PLATINUM SUPERYACHTS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Cumulative
                                                                                                                since
                                                                                                              August 23,
                                                                                                                 2002
                                                                  For the Three months ended                 inception of
                                                                                     March 31,               development
                                                                   2006                  2005                   stage
                                                             ------------------    ------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $         (18,402)    $         (52,136)    $         (2,864,258)
Net Income/(Loss)from Disconued Operations                                                                          1,578,681
Adjustments to reconcile net income (loss) to
   net cash provided (used in) operating activities:
  Stock issued for start up costs                                            -                     -                   12,600
  Stck issued for services                                                   -                     -                  499,390
  (Increase) decrease in taxes receivable                                    -                   (90)                       -
  (Increase) decrease in deposits                                            -                53,317                        -
  (Increase) decrease in prepaid expenses                                    -                   300                        -
  Increase (decrease) in accounts payable                                5,837                (6,893)                 251,721
                                                             ------------------    ------------------    ---------------------
   Net cash provided (used in) continuing activities                   (12,565)               (5,502)                (521,866)
   Net cash provided (used in) discontinuing activities                      -                20,843                  386,515
                                                             ------------------    ------------------    ---------------------
   Net cash provided by (used in) operating activities                 (12,565)               15,341                 (135,351)
                                                             ------------------    ------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholders                                                       -                25,000                  108,344
Payment of loan from shareholders                                            -               (45,000)                 (53,000)
Notes payable                                                           12,332                     -                   12,332
Contributed capital                                                          -                     -                    2,842
Stock issued in exchange for cash                                            -                     -                   66,400
                                                             ------------------    ------------------    ---------------------
   Net cash provided by (used in) financing activities                  12,332               (20,000)                 136,918
                                                             ------------------    ------------------    ---------------------

Net (Decrease) increase in Cash and Cash Equivalents                      (233)               (4,659)                   1,567
Cash and Cash Equivalents at Beginning of Period                         1,800                 7,882                        -
                                                             ------------------    ------------------    ---------------------
Cash and Cash Equivalents at End of Period                             $ 1,567               $ 3,223                  $ 1,567
                                                             ==================    ==================    =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                  $               -     $                -    $                12
   Income taxes                                              $               -     $                -    $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in plan of reorganization                       $               -     $                -    $               858
Stock issued in asset acquisition                            $               -     $                -    $         2,243,000
Stock issued for services                                    $               -     $                -    $           449,390
Stock issued for cancellation of debt                        $               -     $                -    $           149,700


                             See accompanying notes

                            ROYAL QUANTUM GROUP, INC.
                      (FORMERLY PLATINUM SUPERYACHTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE 3 MONTHS ENDED MARCH 31, 2006 AND 2005



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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,864,000 for the period from August 23, 2002 (inception of development stage) to March 31, 2006, has a liquidity problem, and as of March 31, 2006 has no source of revenue. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow. In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

         As of March 31, 2006, the Company is in the development stage, and has not commenced planned principal operations.

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

Interim Reporting

         The unaudited financial statements as of March 31, 2006 and for the three month s then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Intangible Assets consisted of the following at March 31, 2006 and December 31, 2005:

                                                     March 31,           March 31,
                    Intangible Asset                   2006                2005          Amortization Period
         --------------------------------------- ------------------  ------------------  -------------------
         E-Learning System                       $                1  $                1         Indefinite
         Less accumulated amortization                            -                   -
                                                 --------------------------------------
         Total                                   $                1  $                1
                                                 ==================  ==================

         Total amortization expense for the three months ended March 31, 2006 and December 31, 2005 was $0 and $0 respectively.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

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

NOTE 2 - INCOME TAXES

         As of March 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,077,691 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                         2005                2004
                                  ------------------- -------------------
Net Operating Losses              $         3,766,415 $         3,304,818
Accrued Consulting Fees                       (10,227)            (41,888)
Valuation Allowance                        (3,756,188)         (3,262,930)
                                  ------------------- -------------------
                                  $                 - $                 -
                                  =================== ===================

         The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

                                                                         2005                 2004
                                                                  -------------------  -------------------
Provision (Benefit) at US Statutory Rate                          $          (57,483)  $         (587,437)
Loss on Sale of Assets previously written down for book purposes
                                                                            (359,151)                   -
Amortization                                                                 (44,963)                   -
Accrued Consulting Fees                                                      (31,661)              19,788
Increase (Decrease) in Valuation Allowance                                   493,258              567,649
                                                                  -------------------  -------------------
                                                                  $                -   $                -
                                                                  ===================  ===================

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

NOTE 4 - LEASE AGREEMENT

         The Company entered into a month to month lease agreement for a virtual office in Vancouver, British Columbia, Canada. This lease can be canceled on two months written notice. The current lease requires rental payments of approximately $135 ($155 Canadian Dollars) per month plus applicable taxes. For the three months ended March 31, 2006 the Company had $633 in rent expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of March 31, 2006 and December 31, 2005, shareholders have advanced the Company $55,345 and 55,345, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

         As of March 31, 2006 and December 31, 2005, the Company owed Santeo Financial $45,078 and $30,078 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial. Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

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

NOTE 7 - NOTES PAYABLE

         On February 24, 2006 the Company entered into a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%. As of March 31, 2006 the amount owing on the note consist of principal in the amount of $12,236 and interest of $96.

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

NOTE 9 - DISCONTINUED OPERATIONS

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

         Operating results of this discontinued operation for the years three months ended March 31, 2005 is shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the three months ended March 31, 2005 consist of:

                                                  March 31,
                                                     2005
                                             ---------------------

Sales                                        S                  -
Cost of Goods Sold                                              -
                                             ---------------------
Gross Profit                                                    -

Depreciation and Amortization                             (25,872)
                                             ---------------------

Net Income (Loss)                            $            (25,872)
                                             =====================

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

FINANCIAL SUMMARY

Results of Operations for the Three Months Ended March 31, 2006

The net loss of $18,402 for the three months ended March 31, 2006 was comprised of Interest Revenue of $22, Consulting fees in the amount of $15,299, Accounting and Legal of $1,279, General and Administrative of $1,118, Rent Expense of $633 and Interest Expense of $95.

Results of Operations for the Three Months Ended March 31, 2005

The net loss of $52,136 for the three ended March 31, 2005 was comprised of consulting fees in the amount of $15,500, and general and administrative of $10,764.

Liquidity and Capital Resources

For the Three Months ended March 31, 2006; the Company's cash position decreased by $233.00. Cash used in operating activities totaled $12,565, while cash provided by financing activities was $12,332.

For the Three Months ended March 31, 2005; the Company's cash position decreased by $4,659. Cash provided in operating activities totaled $15,341, while cash used by financing activities was $20,000.

MANAGEMENT PLAN OF OPERATIONS

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

As of March 31, 2006, we are in the development stage and have not commenced planned principal operations. As a development stage company, we have had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan.

ITEM 3. CONTROLS AND PROCEDURES
Royal Quantum Group, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


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

None for the quarterly reporting period ending March 31, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Royal Quantum Group Inc. includes herewith the following exhibits:

Number   Description

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PLATINUM SUPERYACHTS, INC.


Dated: May 15, 2006




                                 By  /S/     Ron Ruskowsky
                                 -------------------------
                                 Ron Ruskowsky,
                                 President, CEO
                                 Principal Executive and Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 15, 2006.

Dated: May 15, 2006


                                 By  /S/     Roger Janssen
                                 -------------------------
                                 Roger Janssen,
                                 Director,