Form 10QSB
period 2006-06-30
PLATINUM SUPERYACHTS INC
filed 2006-08-24
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

                                 (403) 288-4321
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 35,858,365

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                          (Unaudited)
                                                                           June 30,                December 31,
ASSETS                                                                       2006                      2005
                                                                       ------------------        ------------------
Current Assets:
Cash & Cash Equivalents                                              $            52,061       $             1,800
Receivable-Sales taxes                                                             3,210                         -
Inventory                                                                         65,387
                                                                       ------------------        ------------------
     Total Current Assets                                                        120,658                     1,800
                                                                       ------------------        ------------------

Fixed Assets:
Equipment                                                                          3,724                         -
Furniture & Fixtures                                                               1,851                         -
                                                                       ------------------        ------------------
     Total Fixed Assets                                                            5,575
                                                                       ------------------        ------------------

Other Assets:
Prepaid Expenses                                                                       -                         -
Intangible Assets                                                                      1                         1
                                                                       ------------------        ------------------
     Total Other Assets                                                                1                         1
                                                                       ------------------        ------------------

     Total Assets                                                    $           126,234       $             1,801
                                                                       ==================        ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                     $           102,536       $           102,703
Notes Payable                                                                    190,787                         -
Related Party Payables                                                            69,377                    30,078
Shareholder Loans                                                                 19,845                    55,345
                                                                       ------------------        ------------------
     Total Liabilities                                                           382,545                   188,126
                                                                       ------------------        ------------------

Stockholders' Equity:
 Common Stock, Par value $.001
 Authorized 500,000,000 shares
 Issued 35,858,365 and 33,108,365
 Shares at June 30, 2006 and December 31, 2005                                    35,858                    33,108
 Paid-in Capital                                                               2,751,172                 2,626,423
 Contributed Capital                                                               3,000
 Deficit Accumulated During the
  Development Stage                                                           (3,046,341)               (2,845,856)
                                                                       ------------------        ------------------
   Total Stockholders' Equity                                                   (256,311)                 (186,325)
                                                                       ------------------        ------------------

     Total Liabilities and Stockholders' Equity                      $           126,234       $             1,801
                                                                       ==================        ==================

                       See Accompanying Notes

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                         since
                                                                                                                       August 23,
                                                                                                                         2002
                                                     For the three months ended      For the six months ended         inception of
                                                              June 30,                     June 30,                   development
                                                        2006         2005           2006               2005              stage
                                                     -----------  -----------  ----------------  -----------------  ----------------
Revenues                                            $         - $          - $               - $                -                 -
                                                     -----------  -----------  ----------------  -----------------  ----------------
   Total Revenues                                             -            -                 -                  -                 -
                                                     -----------  -----------  ----------------  -----------------  ----------------

Expenses:
   Consulting Fees                                       31,301       15,313            46,600             30,813           669,145
   Compensation Expense                                       -            -                 -                  -           128,790
   General & Administrative                              43,576       11,819            46,606             22,583           306,865
                                                     -----------  -----------  ----------------  -----------------  ----------------

     Loss from Operations                               (74,877)     (27,132)          (93,206)           (53,396)       (1,104,800)
                                                     -----------  -----------  ----------------  -----------------  ----------------

Other Income (Expenses)
   Write down of Goodwill                                (2,500)           -            (2,500)                 -            (2,500)
   Interest, Net                                       (104,706)           -          (104,779)                 -          (105,002)
                                                     -----------  -----------  ----------------  -----------------  ----------------
     Total Other Income (Expense)                      (107,206)           -          (107,279)                 -          (107,502)
                                                     -----------  -----------  ----------------  -----------------  ----------------

     Net Loss from Continuing Operations            $  (182,083)$    (27,132)$        (200,485)$          (53,396)       (1,212,302)
                                                     -----------  -----------  ----------------  -----------------  ----------------

Discontinued Operations
   Loss from operation of discontinued component              -      (25,873)                -            (51,745)       (1,967,294)
   Gain on disposal,net of tax effect of $0                   -            -                 -                  -           133,255
                                                     -----------  -----------  ----------------  -----------------  ----------------
     Net Income (Loss) from Discontinued Operations           -      (25,873)                -            (51,745)       (1,834,039)
                                                     -----------  -----------  ----------------  -----------------  ----------------

     Net Loss                                          (182,083)     (53,005)         (200,485)          (105,141)       (3,046,341)
                                                     ===========  ===========  ================  =================  ================

Basic and Diluted Loss Per Share
   Continuing Operations                                $ (0.01)         $ -           $ (0.01)               $ -
   Discontinued Operations                                    -            -                 -                  -
                                                     -----------  -----------  ----------------  -----------------
Loss per share                                          $ (0.01)         $ -           $ (0.01)               $ -
                                                     ===========  ===========  ================  =================

Weighted Average Shares Outstanding                  33,691,698   25,138,365        33,691,698         25,138,365
                                                     ===========  ===========  ================  =================

                    See Accompanying Notes

                    ROYAL QUANTUM GROUP, INC.
                  (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                                                    Cumulative
                                                                                                                       since
                                                                                                                     August 23,
                                                                                                                       2002
                                                                          For the Six months ended                 inception of
                                                                                             June 30,               development
                                                                           2006                  2005                  stage
                                                                     ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $          (200,485)  $          (105,141)  $        (3,046,341)
Net Income/(Loss)from Disconued Operations                                                                               1,578,681
Adjustments to reconcile net income (loss) to
   net cash provided (used in) operating activities:
  Stock issued for interest                                                    100,000                     -               100,000
  Stock issued for start up costs                                                    -                     -                12,600
  Stock issued for services                                                          -                     -               499,390
  Writedown of goodwill                                                          2,500                                       2,500
  (Increase) decrease in taxes receivable                                       (3,210)                 (291)               (3,210)
  (Increase) decrease in inventory                                             (65,387)                    -               (65,387)
  (Increase) decrease in deposits                                                    -                53,067                     -
  (Increase) decrease in prepaid expenses                                            -                   600                     -
  Increase (decrease) in accounts payable                                         (167)               18,475               245,716
                                                                     ------------------    ------------------    ------------------
   Net cash provided (used in) continuing activities                          (166,749)              (33,290)             (676,051)
   Net cash provided (used in) discontinuing activities                              -                46,716               386,515
                                                                     ------------------    ------------------    ------------------
   Net cash provided by (used in) operating activities                        (166,749)               13,426              (289,536)
                                                                     ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                     (5,575)                    -                (5,575)
                                                                     ------------------    ------------------    ------------------
   Net cash provided by (used in) investing activities                          (5,575)                    -                (5,575)
                                                                     ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholders                                                          39,298                25,000               147,643
Payment of loan from shareholders                                               (7,500)              (45,000)              (60,500)
Notes payable                                                                  190,787                     -               190,787
Contributed capital                                                                  -                     -                 2,842
Stock issued in exchange for cash                                                    -                     -                66,400
                                                                     ------------------    ------------------    ------------------
   Net cash provided by (used in) financing activities                         222,585               (20,000)              347,172
                                                                     ------------------    ------------------    ------------------

Net (Decrease) increase in Cash and Cash Equivalents                            50,261                (6,574)               52,061
Cash and Cash Equivalents at Beginning of Period                                 1,800                 7,882                     -
                                                                     ------------------    ------------------    ------------------
Cash and Cash Equivalents at End of Period                         $            52,061   $             1,308   $            52,061
                                                                     ==================    ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
   Interest                                                        $                 -   $                 -   $               107
   Income taxes                                                    $                 -   $                 -   $                 -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in plan of reorganization                             $                 -   $                 -   $               858
Stock issued in asset acquisition                                  $                 -   $                 -   $         2,243,000
Stock issued for services                                          $                 -   $                 -   $           449,390
Stock issued for cancellation of debt                              $            25,000   $                 -   $           174,700
Shareholder loans converted to paid in capital                     $             3,000   $                 -   $             3,000

                      See Accompanying Notes

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005


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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,000,000 for the period from August 23, 2002 (inception of development stage) to June 30, 2006, has a liquidity problem, and as of June 30, 2006 has no source of revenue. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow. In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation (Continued)

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

         As of June 30, 2006, the Company is in the development stage, and has concluded the acquisition of X-Treme Oilfield Communications Inc. The company issued 250,000 shares of restricted common stock for X-treme Oilfield Communications, Inc. X-treme Oilfield Communications is a newly incorporated shell company as of February 2006. X-treme has no prior operations and no assets or liabilities as of the date of acquisition.

Nature of Business

         Royal Quantum Group is committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

            The company has acquired X-Treme Oilfield Communications, Inc. X-Treme is a provider of high-speed satellite communications to the oil and gas sector. The X-Treme product

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

line offers voice, fax and real time data transfers, using both wired and wireless technology withthe capability to broadcast to multiple users on any specific location. X-Treme also provides Hot Spot Services and can configure phone/fax capabilities through VoIP and FoIP installations, The company is also seeking to expand to other industries, which require the need for high speed communications in remote locations.

           In addition we will continue to focus on companies that are lacking in financial ability to take their product to a profitable level. Royal Quantum will provide the opportunity to access the public markets as a source for capital along with the management expertise to allow the business to develop and grow to its full potential. By placing the acquired companies under the umbrella of the parent corporation, Royal Quantum Group will poise itself to be a solid cash flow positive corporation.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Interim Reporting

         The unaudited financial statements as of June 30, 2006 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets (Continued)

Intangible Assets consisted of the following at June 30, 2006 and December 31, 2005:

                                                     June 30,            June 30,
                    Intangible Asset                   2006                2005          Amortization Period
         --------------------------------------- ------------------  -------------------------------------------
         E-Learning System                       $                1  $                1        Indefinite
         Less accumulated amortization                            -                   -
                                                 --------------------------------------
         Total                                   $                1  $                1
                                                 ==================  ==================

         Total amortization expense for the six months ended June 30, 2006 and December 31, 2005 was $0 and $0 respectively.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2006 and 2005.

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

Principles of Consolidation

         The accompanying consolidated Financial Statements include the accounts of Royal Quantum Group, Inc. and its wholly owned subsidiary, X-Treme Oilfield Communications. Intercompany transactions and balances have been eliminated in consolidation and combination.

NOTE 2 - INCOME TAXES

         As of June 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,077,691 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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
                              =================== ===================

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005

NOTE 2 - INCOME TAXES (Continued)

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

NOTE 4 - LEASE AGREEMENT

         The company has terminated its virtual office lease agreement in Vancouver Canada effective May 31, 2006 and has entered into a month-to-month lease agreement for a office in Calgary, Alberta, Canada. This lease can be canceled on one month's written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. For the six months ended June 30, 2006 the Company had $3,884 in rent expense.

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

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

         On September  29, 2005,  The Company  sold  certain  assets  related to designing, building and selling yachts (the "Assets") to Shahhid Vohra, the Company's former Vice-President and Secretary. As consideration for the assets, Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the "Cancelled Shares") of the Company's common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of the Company's website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

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

         On May 8, 2006 the company paid $7,500 to Shahhid Vohra for settlement of an outstanding shareholder loan owing to Mr. Vohra in the amount of $10,500.

         On June 14, 2006, the Company issued 2,500,000 shares of common stock to Keith Campbell in total satisfaction of a shareholder loan in the principal amount of $25,000.00. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005



NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         As of June 30, 2006 and December 31, 2005, the Company owed Santeo Financial $69,377 and $30,078 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial. Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

         As of June 30, 2006 and December 31, 2005, shareholders have advanced the Company $19,845 and $55,345, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

         On June 14, 2006, the Company issued 2,500,000 shares of common stock to Keith Campbell in total satisfaction of a shareholder loan in the principal amount of $25,000 and interest of $100,000. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

         Pursuant to an agreement effective June 30, 2006, the Company issued 250,000 restricted common shares for the acquisition of X-Treme Oilfield Communications, Inc.

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005

NOTE 7 - NOTES PAYABLE

         On February 24, 2006 the Company entered into a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%. As of June 30, 2006, the amount owing on the note consists of principal in the amount of $185,795 and interest of $4,992.

NOTE 8 - PENDING LITIGATION

         Dieterich & Associates v. Platinum SuperYachts, Inc. Dieterich obtained a default judgment in case number 04T01643 in Los Angeles County, California for legal services rendered in the amount of $9,807. The Company settled the matter and obtained a release for $5,000. As of June 30, 2006 $5,000 has not been paid and is included in the accounts payable balance on the balance sheet.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005

NOTE 9 - DISCONTINUED OPERATIONS (Continued)

         Operating results of this discontinued operation for the year's six months ended June 30, 2006 is shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the six months ended June 30, 2006 consist of:

                                                     June 30,
                                                       2006
                                               ---------------------
Sales                                          $                  -
Cost of Goods Sold                                                -
                                               ---------------------
Gross Profit                                                      -

Depreciation and Amortization                              (51,745)
                                               ---------------------

Net Income (Loss)                              $           (51,745)
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

FINANCIAL SUMMARY

Results of Operations for the Six Months Ended June 30, 2006

The net loss of $200,485 for the six months ended June 30, 2006 was comprised of Interest Expense of $104,779 Consulting fees in the amount of $46,600 Accounting and Legal of $5,146 General and Administrative of $35,576, Rent Expense of $3,884.

Results of Operations for the Six Months Ended June 30, 2005

The net loss of $105,141 for the six months ended June 30, 2005 was comprised of consulting fees in the amount of $30,813, general and administrative of $22,583, and loss for operations of discontinued component of $51,745.

Liquidity and Capital Resources

For the Six Months ended June 30, 2006; the Company's cash position increased by $50,261. Cash used in operating activities totaled $166,749, while cash provided by financing activities was $222,585.

For the Six Months ended June 30, 2005; the Company's cash position decreased by $6,574. Cash provided in operating activities totaled $13,426, while cash used by financing activities was $20,000.

MANAGEMENT PLAN OF OPERATIONS

We are committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

On June 30, 2006 company acquired X-Treme Oilfield Communications Ltd. X-Treme is a provider of high-speed satellite communications to the oil and gas sector. The X-Treme product line offers voice, fax and real time data transfers, using both wired and wireless technology with the capability to broadcast to multiple users on any specific location. X-Treme also provides Hot Spot Services and can configure phone/fax capabilities through VoIP and FoIP installations.

The company is seeking to expand to other industries, which require the need for high speed communications in remote locations. X-Treme Oilfield Communications will operate as a wholly owned subsidiary of Royal Quantum Group Inc.

In addition, we will continue to focus on companies that are lacking in financial ability to take their product to a profitable level. We will provide the opportunity to access the public markets as a source for capital along with the management expertise to allow the business to develop and grow to its full potential. By placing the acquired companies under the umbrella of the parent corporation, we hope to achieve profitability.

As of June 30, 2006, we are in the development stage. As a development stage company, we have had recurring losses during this phase of operations.

ITEM 3. CONTROLS AND PROCEDURES
Royal Quantum Group Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Dieterich & Associates v. Platinum SuperYachts, Inc. Dieterich obtained a default judgment in case number 04T01643 in Los Angeles County, California for legal services rendered in the amount of $9,807. The Company settled the matter and obtained a release for $5,000. As of June 30, 2006 this amount has not been paid and is included in the accounts payable balance on the balance sheet.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On June 14, 2006, the Company issued 2,500,000 shares of common stock to Keith Campbell in total satisfaction of a shareholder loan in the principal amount of $25,000 and $100,000 of interest. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

Pursuant to an agreement effective June 30, 2006, the company issued 250,000 shares for the acquisition of X-Treme Oilfield Communications Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ending June 30, 2006.

ITEM 5. OTHER INFORMATION

The company received financial advances from a private lending group as follows:
On March 7, 2006 the sum of $14,000.00 (Canadian) was received; on April 5, 2006, the sum of $100,000.00 (Canadian) was received; and on April 18, 006, the sum of $100,000.00 (Canadian) was received. All three notes bear interest at the amount of 12% per annum, billable monthly and are payable on demand.

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


Dated: August 24, 2006




                                     By  /S/     Ron Ruskowsky
                                     Ron Ruskowsky,
                                     President, CEO
                                     Principal Executive and Accounting Officer