Form 10QSB
period 2006-09-30
PLATINUM SUPERYACHTS INC
filed 2006-11-16
CIK 1096296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2006 35,858,365


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X





PART I

ITEM 1.  FINANCIAL STATEMENTS


                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                             September 30,         December 31,
ASSETS                                                                           2006                  2005
                                                                           ------------------    ------------------
Current Assets:
Cash & Cash Equivalents                                                  $             9,173  $              1,800
Accounts Receivable                                                                    4,517                     -
Receivable - Sales Tax                                                                 4,577                     -
Inventory                                                                             61,015                     -
                                                                           ------------------    ------------------
     Total Current Assets                                                             79,282                 1,800
                                                                           ------------------    ------------------

Fixed Assets:
Equipment                                                                              3,724                     -
Furniture & Fixtures                                                                   1,851                     -
Less: Accumulated Depreciation                                                          (371)                    -
                                                                           ------------------    ------------------
     Total Fixed Assets                                                                5,204                     -
                                                                           ------------------    ------------------

Other Assets:
Prepaid Expenses                                                                           -                     -
Intangible Assets                                                                          1                     1
                                                                           ------------------    ------------------
     Total Other Assets                                                                    1                     1
                                                                           ------------------    ------------------

     Total Assets                                                        $            84,487  $              1,801
                                                                           ==================    ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                         $           131,299  $            102,703
Notes Payable                                                                        190,733                     -
Related Party Payables                                                                88,655                30,078
Shareholder Loans                                                                     19,845                55,345
                                                                           ------------------    ------------------
     Total Liabilities                                                               430,532               188,126
                                                                           ------------------    ------------------

Stockholders' Equity:
 Common Stock, Par value $.001
 Authorized 500,000,000 shares
 Issued 35,858,365 and 33,108,365
 Shares at September 30, 2006 and December 31, 2005                                   35,858                33,108
 Paid-in Capital                                                                   2,751,172             2,626,423
 Contributed Capital                                                                   3,000                     -
 Deficit Accumulated During the
  Development Stage                                                               (3,136,075)           (2,845,856)
                                                                           ------------------    ------------------
   Total Stockholders' Equity                                                       (346,045)             (186,325)
                                                                           ------------------    ------------------

     Total Liabilities and Stockholders' Equity                          $            84,487  $              1,801
                                                                           ==================    ==================



                         See Accompanying Notes

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                          Cumulative
                                                                                                                           since
                                                                                                                          August 23,
                                                                                                                           2002
                                                        For the three months ended       For the nine months ended      inception of
                                                               September 30,                    September 30,            development
                                                           2006             2005            2006            2005           stage
                                                       -------------    ------------    ------------    ------------   ------------
Revenues                                             $       22,308  $            -  $       22,308  $            -  $      22,308
Cost of Sales                                                (6,246)              -          (6,246)              -         (6,246)
                                                       -------------    ------------    ------------    ------------   ------------
   Total Revenues                                            16,062               -          16,062               -         16,062
                                                       -------------    ------------    ------------    ------------   ------------

Expenses:
   Advertising Expense                                       11,124               -          12,247               -         12,247
   Consulting Fees                                           24,040          15,000          70,640          45,813        693,185
   Compensation Expense                                           -         128,790               -         128,790        128,790
   General & Administrative                                  64,942           3,800         110,425          27,883        370,684
                                                       -------------    ------------    ------------    ------------   ------------

     Loss from Operations                                   (84,044)       (147,590)       (177,250)       (202,486)    (1,188,844)
                                                       -------------    ------------    ------------    ------------   ------------

Other Income (Expenses)
   Write-down of Goodwill                                         -               -          (2,500)              -         (2,500)
   Interest, Net                                             (5,690)              -        (110,469)              -       (110,692)
                                                       -------------    ------------    ------------    ------------   ------------
     Total Other Income (Expense)                            (5,690)              -        (112,969)              -       (113,192)
                                                       -------------    ------------    ------------    ------------   ------------

     Net Loss from Continuing Operations             $      (89,734) $     (147,590) $     (290,219) $     (202,486) $  (1,302,036)
                                                       -------------    ------------    ------------    ------------   ------------

Discontinued Operations
   Loss from operation of discontinued component                  -         (13,351)              -         (65,096)    (1,967,294)
   Gain on disposal,net of tax effect of $0                       -         133,255               -         133,255        133,255
                                                       -------------    ------------    ------------    ------------   ------------
     Net Income (Loss) from Discontinued Operations               -         119,904               -          68,159     (1,834,039)
                                                       -------------    ------------    ------------    ------------   ------------

     Net Loss                                               (89,734) $      (27,686)  $    (290,219) $     (134,327) $  (3,136,075)
                                                       =============    ============    ============    ============   ============
Basic and Diluted Loss Per Share
   Continuing Operations                             $            -  $            -  $        (0.01) $        (0.01)
   Discontinued Operations                           $            -  $            -  $            -  $            -
                                                       -------------    ------------    ------------    ------------
Loss per share                                       $            -  $            -  $           (0) $            -
                                                       =============    ============    ============    ============

Weighted Average Shares Outstanding                      35,858,365      26,206,343      34,185,571      26,206,343
                                                       =============    ============    ============    ============

                   See Accompanying Notes

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             since
                                                                                                           August 23,
                                                                                                             2002
                                                               For the Nine months ended                 inception of
                                                                           September 30,                  development
                                                                 2006                 2005                   stage
                                                          -------------------  -------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $           (290,219) $          (134,327) $            (3,136,075)
Net Income/(Loss)from Disconued Operations                                                                       1,578,681
Adjustments to reconcile net income (loss) to
   net cash provided (used in) operating activities:
  Depreciation                                                           371                    -                      371
  Stock issued for interest                                          100,000                    -                  100,000
  Stock issued for start up costs                                          -                    -                   12,600
  Stck issued for services                                                 -              128,790                  499,390
  Writedown of goodwill                                                2,500                    -                    2,500
  (Increase) decrease in taxes receivable                             (4,577)                (428)                  (4,577)
  (Increase) decrease in accounts receivable                          (4,517)                   -                   (4,517)
  (Increase) decrease in inventory                                   (61,015)                   -                  (61,015)
  (Increase) decrease in deposits                                          -               53,067                        -
  (Increase) decrease in prepaid expenses                                  -                  900                        -
  Increase (decrease) in accounts payable                             28,596               28,756                  274,479
                                                          -------------------  -------------------   ----------------------
   Net cash provided (used in) continuing activities                (228,861)              76,758                 (738,163)
   Net cash provided (used in) discontinuing activities                    -              (73,188)                 386,515
                                                          -------------------  -------------------   ----------------------
   Net cash provided by (used in) operating activities              (228,861)               3,570                 (351,648)
                                                          -------------------  -------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                           (5,575)                   -                   (5,575)
                                                          -------------------  -------------------   ----------------------
   Net cash provided by (used in) investing activities                (5,575)                   -                   (5,575)
                                                          -------------------  -------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholders                                                58,576                37,000                 166,921
Payment of loan from shareholders                                     (7,500)              (45,000)                (60,500)
Notes payable                                                        190,733                    -                  190,733
Contributed capital                                                        -                    -                    2,842
Stock issued in exchange for cash                                          -                    -                   66,400
                                                          -------------------  -------------------   ----------------------
   Net cash provided by (used in) financing activities               241,809               (8,000)                 366,396
                                                          -------------------  -------------------   ----------------------

Net (Decrease) increase in Cash and Cash Equivalents                   7,373               (4,430)                   9,173
Cash and Cash Equivalents at Beginning of Period                       1,800                7,882                        -
                                                          -------------------  -------------------   ----------------------
Cash and Cash Equivalents at End of Period              $              9,173  $             3,452  $                 9,173
                                                          ===================  ===================   ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                             $                  -  $                 -  $                    12
   Income taxes                                         $                  -  $                 -  $                     -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in plan of reorganization                  $                  -  $                 -  $                   858
Stock issued in asset acquisition                       $                  -  $                 -  $             2,243,000
Stock issued for services                               $                  -  $                 -  $               449,390
Stock issued for cancellation of debt                   $             25,000  $                 -  $               174,700
Shareholder loans converted to paid in capital          $              3,000  $                 -  $                 3,000

                      See Accompanying Notes

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005


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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,100,000 for the period from August 23, 2002 (inception of development stage) to September 30, 2006, has a liquidity problem, and as of September 30, 2006 has minimal sources of revenue. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow. In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

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

         As of September 30, 2006, the Company is in the development stage, and has concluded the acquisition of X-Treme Oilfield Communications Inc. The company issued 250,000 shares of restricted common stock for the X-treme
Oilfield shell company and paid $75,000.00 Canadian dollars for inventory pertinent to the communications business.

Nature of Business

         Royal Quantum Group is committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

            The company has acquired X-Treme Oilfield Communications Inc. X-Treme is a provider of high-speed satellite communications to the oil and gas sector. The X-Treme product line offers voice, fax and real time data transfers, using both wired and wireless technology with

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

the capability to broadcast to multiple users on any specific location. X-Treme also provides Hot Spot Services and can configure phone/fax capabilities through VoIP and FoIP installations, The company is also seeking to expand to other industries, which require the need for high speed communications in remote locations.

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

Interim Reporting

         The unaudited financial statements as of September 30, 2006 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to five years. Fixed assets consisted of the following at September 30, 2006 and December 31, 2005:

                                         (Unaudited)
                                         September 30,       December 31,
                                             2006                2005
                                       ------------------  ------------------
Equipment                                       $  3,724            $      -
Furniture & Fixtures
                                                   1,851                   -
Less accumulated depreciation
                                                   (371)                   -
                                       ------------------  ------------------

Total                                       $     5,204             $     -
                                       ==================  ==================

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization (Continued)

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the nine months ended September 30, 2006 and 2005 was $371 and $0, respectively.

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

Intangible Assets consisted of the following at September 30, 2006 and December 31, 2005:

                                          September 30,       December 31,
           Intangible Asset                   2006                2005          Amortization Period
--------------------------------------- ------------------  ------------------ -------------------------
E-Learning System                       $                1  $                1        Indefinite
Less accumulated amortization                            -                   -
                                        --------------------------------------
Total                                   $                1  $                1
                                        ==================  ==================

         Total amortization expense for the nine months ended September 30, 2006 and December 31, 2005 was $0 and $0 respectively.

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2006 and 2005.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

         The consolidated financials statements for the three and nine months ended September 30, 2006 and 2005 include the accounts of Royal Quantum Group, Inc. and its wholly owned subsidiary, X-Treme Oilfield Communications. Intercompany transactions and balances have been eliminated in consolidation and combination.

Recent Accounting Standards

            In May 2005, the FASB issued SFAS No. 154,  "Accounting  for Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3." This statement modifies the reporting of changes in accounting principles, reclassifies changes and principle in the absence of explicit transition guidance. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. This statement is effective for accounting changes and corrections for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this policy will have any effect on its financial statements.

            In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

         In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

NOTE 2 - INCOME TAXES

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005


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

NOTE 4 - LEASE AGREEMENT

         The company has terminated its virtual office lease agreement in Vancouver Canada effective May 31, 2006 and has entered into a month-to-month lease agreement for a office in Calgary, Alberta, Canada. This lease can be canceled on one month's written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. For the nine months ended September 30, 2006 the Company had $8,737.59 in rent expense.

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         As of September 30, 2006 and December 31, 2005, the Company owed Santeo Financial $88,655 and $30,078 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial. Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

         As of September 30, 2006 and December 31, 2005, shareholders have advanced the Company $19,845 and $55,345, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

NOTE 7 - NOTES PAYABLE

         On February 24, 2006 the Company entered into a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%. As of September 30, 2006, the amount owing on the note consists of principal in the amount of $185,795 and interest of $4,938.

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

                            ROYAL QUANTUM GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2006 AND 2005

NOTE 9 - DISCONTINUED OPERATIONS (Continued)

         Operating results of this discontinued operation for the year's Nine months ended September 30, 2006 is shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the nine months ended September 30, 2006 consist of:

                                                       September 30,
                                                            2005
                                                    ---------------------
Sales                                                 $           18,926
Cost of Goods Sold                                              (15,029)
                                                    ---------------------
Gross Profit                                                       3,897

Depreciation and Amortization                                   (17,248)
                                                    ---------------------

Net Income (Loss)                                          $    (13,351)
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

FINANCIAL SUMMARY

Results of Operations for the Nine Months Ended September 30, 2006

The net loss of $290,219 for the nine months ended September 30, 2006 was comprised of Revenue of $22,308. Cost of Good sold of $6,246, Interest Expense of $110,469 Consulting fees in the amount of $70,640 Advertising of $12,247, Accounting and Legal of $7,853 General and Administrative of $93,834, Rent Expense of $8,738 and write off of goodwill of $2,500.

Results of Operations for the Nine Months Ended September 30, 2005

The net loss of $134,327 for the nine months ended September 30, 2005 was comprised of Consulting fees in the amount of $45,813, Compensation expense of $128,790 general and administrative of $27,883, Loss from discontinued component of 65,096 and Gain on disposal of assets of $133,255.

Liquidity and Capital Resources

For the Nine Months ended September 30, 2006; the Company's cash position increased by $7,373. Cash used in operating activities totaled $228,861, while cash provided by financing activities was $241,809.

For the Nine Months ended September 30, 2005; the Company's cash position decreased by $4,430. Cash provided from operating activities totaled $3,570, while cash used by financing activities was $8,000.

MANAGEMENT PLAN OF OPERATIONS

We are committed to the acquisition and development of small to medium size businesses that demonstrate existing or near term cash flow opportunity.

On June 30, 2006, the company acquired X-Treme Oilfield Communications Ltd. X-Treme is a provider of high-speed satellite communications to the oil and gas sector. The X-Treme product line offers voice, fax and real time data transfers, using both wired and wireless technology with the capability to broadcast to multiple users on any specific location. X-Treme also provides Hot Spot Services and can configure phone/fax capabilities through VoIP and FoIP installations.

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

As of September 30, 2006, we are in the development stage. As a development stage company, we have had recurring losses during this phase of operations.

ITEM 3. CONTROLS AND PROCEDURES

Royal Quantum Group Inc.'s management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


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

None for the quarterly reporting period ending September 30, 2006.

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

Dated: November 15, 2006


                               By  /S/     Ron Ruskowsky
                               Ron Ruskowsky,
                               President, CEO
                               Principal Executive and Accounting Officer