Form 10KSB
period 2006-12-31
ROYAL QUANTUM GROUP INC
filed 2007-04-16
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                 to
Commission File Number: 000-27739

Royal Quantum Group, Inc.
(Exact name of registrant as specified in its charter)
Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada	T2X 1S3
(Address of principal executive offices)	(Zip Code)
(402) 288-4321
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2007, approximately $3,126,556.65.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2007, there were 38,262,005 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                [ ] Yes        [ x ] No

PART I

Item 1. Description of Business.

Our Background. The Company was incorporated in Nevada in October, 1996, under the name PSM CORP, and was formed for the purpose of either merging with or acquiring an operating company with an operating history and assets. The Company ceased all operating activities during the period from October 22, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. On January 11, 2000, the company changed its name to Mentor On Call, Inc.

On September 30, 2002, we entered into a Share Exchange Agreement with SuperYachts Holdings, Inc., a private Nevada corporation (“SuperYachts Holdings”), and its stockholders, to acquire 100% of the issued and outstanding shares of SuperYachts Holdings. In consideration for acquiring all of SuperYachts Holdings’ issued and outstanding shares, we agreed to issue its stockholders 15,000,000 shares of our common stock. Effective as of October 1, 2002, the Company’s name was changed to Platinum SuperYachts, Inc. At that point, our business direction included yacht building, sales, re-sales and yacht services, such as supplies, maintenance, and delivery as well as full-scale contracted care of yachts. The core business was intended to be the building of yachts in excess of 80 to 200 feet. We had planned to hire subcontractors on a per job basis for the construction of the vessels.

We were not successful in the mega yacht industry due to two important factors. First, purchasers of yachts in the price range of our products were not interested in building with a manufacturer that was relatively new in the industry. The preference of the mega yacht buyer is to work with a builder that has a history in the business with product available for the client to view. Second, we were unable to close a financing large enough to allow the company to build a spec yacht. The ability to have a spec yacht available to show our clients the high quality craftsmanship of which we were capable would have significantly increased our ability to sell the product. As the share price of the Company’s common stock began to decrease, we were faced with the problem of significant shareholder dilution to secure a funding necessary to build a spec product. Management did not feel it was in the best interest of the shareholders to attempt a multi-million dollar financing while faced with such a low share price. Accordingly, we sold all of the Company’s assets related to the yacht business back to the former stockholders of PR Marine Inc. on September 29, 2005 in exchange for the former stockholders of PR Marine Inc. agreeing to cancel all of their outstanding shares of the Company. After completing the sale of the assets related to the yacht business we changed the name of the Company to Royal Quantum Group on January 10, 2006.

Our Business. Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG. Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Priority will be given to projects with near term cash flow potential in the areas of Uranium, Gold, Silver and Copper.

Our Products. We currently are not selling any products.

Our Target Markets and Marketing Strategy. We are not currently marketing any products.

Our Competition. The competition for acquiring mineral properties for exploration and development is intense. We may not be able to compete successfully against other companies that are looking to acquire mineral interests. Our competitors vary in size and in the scope and breadth of the services they can offer to potential merger or acquisition candidates.

Government Regulation. We are subject to federal, state and local laws and regulations applied to businesses generally, such as payroll taxes on the state and federal levels. In general, our publications are not subject to particular regulatory requirements. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with any federal, state, or local regulation.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into distribution relationships with third party manufacturers.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties, except for the E-learning system which is related to our former business.

We own the Internet domain name www.royalquantum.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of April 13, 2007, we have no full-time employees and no part-time employees. We believe we may need to hire three employees in the next twelve months. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our business development.

Our Facilities. Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada. This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Our telephone number is (402) 288-4321.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We have recently adopted our current business plan. Our lack of operating history in our current line of business makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We anticipate that we will need to raise additional capital to continue our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To acquire mineral properties for exploration and development, we will be required to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on acquiring mineral properties for exploration and development. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund those activities.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2006, our net loss since inception was $3,244,767. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Our future success is highly dependent on the ability of management to locate and acquire mineral properties for exploration and development.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the mineral properties that we acquire. We cannot assure you that we will be successful in acquiring mineral properties for exploration and development.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 are substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. Those fees will be higher if our business volume and activity increases. Those obligations will reduce our ability to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to obtain revenues from future operations. In the absence of significant operations, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 58.5% of our outstanding shares of common stock, allowing these shareholders to control matters requiring approval of our shareholders.

Our officers, directors and principal shareholders beneficially own, in the aggregate, approximately 58.5% of our outstanding shares of common stock. Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of the December 31, 2006 and 2005, we held no real property and do not presently own any interests in real estate.

Our Facilities. Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada. This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Our telephone number is (403) 288-4321.

Item 3. Legal Proceedings.

There are currently no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. Our common stock is listed on the NASD OTC Bulletin Board under the symbol "RYQG". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Quarter ended:	High	Low
December 31, 2006	0.05	0.045
September 30, 2006	0.055	0.045
June 30, 2006	0.06	0.06
March 31, 2006	0.07	0.05
December 31, 2005	0.025	0.013
September 30, 2005	0.0275	0.011
June 30, 2005	0.036	0.01
March 31, 2005	0.22	0.029

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 35,608,365 shares of common stock issued and outstanding as of December 31, 2006, which were held by approximately 81 shareholders.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

Dividend Policy. We have not paid a cash dividend on our common stock in the last two fiscal years. We do not anticipate paying any cash dividends on our common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund our working capital needs and the implementation of our business plan. The payment of any dividends is at the discretion of the Board of Directors.

Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On September 29, 2005, we sold certain assets related to designing, building and selling yachts (the “Assets”) to Shahhid Vohra, our former Vice-President and Secretary. As consideration for the Assets Mr. Vohra agreed to allow us to cancel 9,000,000 shares (the “Cancelled Shares”), of our common stock that were beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when we purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of our website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

On October 4, 2005, we issued 14,970,000 shares of common stock (the “Shares”) to Santeo Financial Corporation ("Santeo") in exchange for the cancellation of $149,700 we owed by the Company to Santeo and for services in the amount of $104,790. Ron Ruskowsky, our Director, President and Chief Executive Officer, is an affiliate of Santeo.

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

Subsequent to the period covered by this report, in February 2007 and in reliance on the exemption from registration under Regulation S, the Company sold 2,653,640 shares at $0.05 for a total of $132,682. The Company used those funds for working capital.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2006, for the sale of registered securities.

Penny Stock Regulation. Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Overview . Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. Royal Quantum will seek mineral properties in the areas of Uranium, Gold, Silver and Copper with a focus on North American interests.

As of December 31, 2006, we are in the development stage and have not commenced planned principal operations. As a development stage company, we have had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the Company have been confirmed as of the date of this report.

On September 29, 2005, Royal Quantum Group, Inc. (the “Company”) disposed of certain assets related to designing, building and selling yachts. The decision to sell the component was based on the fact that we have not been successful in the mega yacht industry due to two important factors. First, purchasers of yachts in the price range of our products were not interested in building with a manufacturer that was relatively new in the industry. The preference of the mega yacht buyer is to work with a builder that has a history in the business with product available for the client to view. Second, we were unable to close a financing large enough to allow the company to build a spec yacht. The ability to have a spec yacht available to show our clients the high quality craftsmanship of which we were capable would have significantly increased our ability to sell the product. As the share price of the Company’s common stock began to decrease, we were faced with the problem of significant shareholder dilution to secure a funding necessary to build a spec product. Management did not feel it was in the best interest of the shareholders to attempt a multi-million dollar financing while faced with such a low share price. Accordingly, we sold all of the Company’s assets related to the yacht business back to the former stockholders of PR Marine Inc. on September 29, 2005 in exchange for the former stockholders of PR Marine Inc. agreeing to cancel all of their outstanding shares of the Company.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Results of Operations.

Revenues. The Company had no revenue for the year ended December 31, 2006 or for the year ended December 31, 2005.

Operating Expenses and Net Loss. The Company’s net loss from operations of $134,872 for the year ended December 31, 2006 was comprised of general and administrative expenses of $68,643 and consulting fees in the amount of $66,229. The Company also had $264,039 in total other expenses, including $147,986 in write-down of assets, and $116,053 represented by net interest. Therefore, the Company’s net loss from continuing operations was $398,911. As the Company had no net income or loss from discontinued operations, its net loss for the year ended December 31, 2006 was $398,911. This is in comparison to the year ended December 31, 2005, during which the Company disposed of assets and operations related to its yacht-related business.

The Company had $237,239 in loss from operations, which was represented by $60,813 in consulting fees, $128,790 in compensation expense and $47,636 represented by general and administrative expenses. The decrease in expenses and therefore in losses is due to the fact that the Company had no compensation expenses for the year ended December 31, 2006 after the departure of its former management. For the year ended December 31, 2005, the Company also had $13 in net interest and the same amount in total other income, making its net loss from continuing operations $237,226. The increase in net loss from continuing operations between the years ended December 31, 2006 and 2005 is due to the expenses and write-down of assets during the more recent year.

For the year ended December 31, 2005, the Company had $68,159 in net income from discontinued operations, represented by our former yacht-related business. This amount is represented by a loss from discontinued operations in the amount of $65,096 and the gain on disposal of discontinued operations in the amount of $133,255. Therefore, the Company had a net loss of $169,067 for the year ended December 31, 2005. The Company’s net loss in the year ended 2006 increased as compared to the prior year primarily due to increases in net losses from its continuing operations, as it seeks to develop this line of business.

Liquidity and Capital Resources. The Company had cash of $340 as of December 31, 2006, as compared to $1,800 as of December 31, 2005. As of the year ended December 31, 2006, the Company also had fixed assets of $1,666, represented by furniture and fixtures of $1,851 less accumulated depreciation of $185, as compared to no fixed assets as of the year ended December 31, 2005. The increase in fixed assets is due to the items purchased by our current management to undertake our current business operations. The Company also had $1 in intangible assets and $1 in total other assets for both years, which was represented solely by the Company’s E-learning System.

For the year ended December 31, 2006, the Company had $426,342 in total current liabilities, which was represented by $142,127 in accounts payable, $196,330 in demand notes payable, and $87,885 in related party accounts payable. This is in comparison to the year ended December 31, 2005, where the Company had $132,781 in total current liabilities, which was represented by $102,703 in accounts payable and $30,078 in related party accounts payable. For the year ended December 31, 2006, the Company also had $32,902 represented by related party notes payable, for total liabilities of $459,244. This is in comparison to the year ended December 31, 2005, where the Company had $55,345 in related party notes payable, for total liabilities of $188,126. The increases are due to the additional funds owed to related parties as the Company attempts to develop its current business operations. The Company had no other long term liabilities, commitments or contingencies. The Company is not aware of any other known trends, events or uncertainties which may affect its future liquidity.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. Royal Quantum will seek mineral properties in the areas of Uranium, Gold, Silver and Copper with a focus on North American interests.

We had cash of $340 as of December 31, 2006. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Subsequent to the period covered by this report, in February 2007 and in reliance on the exemption from registration under Regulation S, the Company sold 2,653,640 shares at $0.05 for a total of $132,682. The Company used those funds for working capital.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 58.5% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock. However, if our officers, directors and principal shareholders sell their shares, then they may no longer be committed to contribute additional capital.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7. Financial Statements

Royal Quantum Group, Inc.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

December 31, 2006 and 2005

CONTENTS

Page

Report of Independent Registered Public Accountants	F-1

Comparative Balance Sheet
December 31, 2006 and 2005	F-2

Statements of Operations
For the years ended December 31, 2006 and 2005 and for the cumulative period
from August 23, 2002 (inception) to December 31, 2006	F-3

Statement of Stockholders' Equity
Since August 23, 2002 (inception) to December 31, 2006	F-4

Statements of Cash Flows
For the years ended December 31, 2006 and 2005 and the cumulative period
from August 23, 2002 (inception) to December 31, 2006	F-5

Notes to Financial Statements	F-6

ROBISON, HILL& CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Royal Quantum Group, Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Royal Quantum Group, Inc (a development stage company) as of December 31, 2006, and 2005, and the related statements of operations, and cash flows for the years ended December 31, 2006, and 2005, and the cumulative since August 23, 2002 (inception) to December 31, 2006, and the statement of stockholder’s equity since August 23, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc (a development stage company) as of December 31, 2006, and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, and 2005 and the cumulative since August 23, 2002 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $3,200,000, has a liquidity problem and has no sources of revenues, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants Salt Lake City, Utah April 12, 2007

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)

	December 31,
ASSETS	2006	2005
Current Assets:
Cash & Cash Equivalents	$340	$1,800
Total Current Assets	340	1,800

Fixed Assets:
Furniture & Fixtures	1,851	-
Less: Accumulated Depreciation	(185)	-
Total Fixed Assets	1,666	-

Other Assets:
Intangible Assets	1	1
Total Other Assets	1	1

Total Assets	$2,007	$1,801

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$142,126	$102,703
Notes Payable	196,330	-
Related Party Accounts Payables	87,885	30,078
Total Current Liabilities	426,341	132,781

Related Party Notes Payable	32,902	55,345
Total Liabilities	459,243	188,126

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 10,000,000 shares
Issued 0 Shares at December 31, 2006 and 2005	-	-
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 35,608,365 and 33,108,365
Shares at December 31, 2006 and 2005	35,608	33,108
Paid-in Capital	2,751,923	2,626,423
Deficit Accumulated During the Development Stage	(3,244,767)	(2,845,856)
Total Stockholders' Equity	(457,236)	(186,325)

Total Liabilities and Stockholders' Equity	$2,007	$1,801

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
	For the years ended		August 23,
	December 31,		2002
	2006	2005	Inception

Revenues	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Consulting Fees	66,229	60,813	688,774
Compensation Expense	-	128,790	128,790
General & Administrative	68,643	47,636	328,902

Loss from Operations	(134,872)	(237,239)	(1,146,466)

Other Income (Expenses)
Write-down of Assets	(147,986)	-	(147,986)
Interest (Expense)	(116,303)	-	(116,539)
Interest Income	250	13	263
Total Other Income (Expense)	(264,039)	13	(264,262)

Net Loss from Continuing Operations	(398,911)	(237,226)	(1,410,728)

Discontinued Operations
Loss from discontinued operations	-	(65,096)	(1,967,294)
Gain on disposal of discontinued operations	-	133,255	133,255
Net Income (Loss) from Discontinued Operations	-	68,159	(1,834,039)

Net Loss	$(398,911)	$(169,067)	$(3,244,767)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	-	-
Loss per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	34,485,077	26,206,343

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY

					Deficit
					Accumulated
					Since August
	Common Stock		Paid-In	Retained	23, 2002
	Shares	Par Value	Capital	Deficit	Inception
Balance at August 23, 2002
(Inception)	14,000,000	$14,000	$-	$-	$-

Issued stock in an asset acquisition
agreement	10,000,000	10,000	2,233,000	-	-
Issued stock in association with
plan of reorganization	858,365	858	(72,260)	-	-
Net Loss	-	-	-	-	(65,638)

Balance at December 31, 2002	24,858,365	24,858	2,160,740	-	(65,638)

Issued stock in association with private
placement	10,000	10	14,990	-	-
Issued stock in exchange for services	170,000	170	370,430	-	-
Net Loss	-	-	-	-	(825,198)

Balance at December 31, 2003	25,038,365	25,038	2,546,160	-	(890,836)

Issued stock in exchange for cash	100,000	100	49,900	-	-
Contributed capital	-	-	2,842	-	-
Net Loss	-	-	-	-	(1,785,953)

Balance at December 31, 2004	25,138,365	25,138	2,598,902	-	(2,676,789)

Issued stock in exchange for services	8,164,118	8,164	120,627	-	-
Issued stock for cancellation of debt	8,805,882	8,806	140,894	-	-
Cancelled stock in connection	(9,000,000)	(9,000)	(234,000)	-	-
with disposition of assets
Net Loss	-	-	-	-	(169,067)

Balance at December 31, 2005	33,108,365	33,108	2,626,423	-	(2,845,856)

Stock issued for purchase of X-treme	250,000	250	2,250	-	-
Stock issued for cancellation of debt	2,500,000	2,500	122,500	-	-
Stock cancelled on X-treme rescission	(250,000)	(250)	(2,250)	-	-
Contribued capital	-	-	3,000	-	-
Net Loss	-	-	-	-	(398,911)

Balance at December 31, 2006	35,608,365	$35,608	$2,751,923	$-	$(3,244,767)

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			since
	For the years ended		August 23,
	December 31,		2002
	2006	2005	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(398,911)	$(169,067)	$(3,244,767)
Net Income/(Loss)from Disconued Operations	-	(68,159)	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	185	-	185
Stock issued for interest	100,000	-	100,000
Stock issued for start up costs	-	-	12,600
Stck issued for services	-	128,790	499,390
(Increase) decrease in prepaid expenses	-	1,200	-
Increase (decrease) in accounts payable	39,423	95,257	285,306
Increase (decrease) in related party accounts payable	57,807	-	57,807
Net cash provided (used in) continuing activities	(201,496)	(11,979)	(710,798)
Net cash provided (used in) discontinuing activities	-	13,897	386,515
Net cash provided by (used in) operating activities	(201,496)	1,918	(324,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,851)	-	(1,851)
Net cash provided by (used in) investing activities	(1,851)	-	(1,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	13,057	37,000	121,402
Payment on related party notes	(7,500)	(45,000)	(60,500)
Proceeds from notes payable	196,330	-	196,330
Contributed capital	-	-	2,842
Stock issued in exchange for cash	-	-	66,400
Net cash provided by (used in) financing activities	201,887	(8,000)	326,474

Net (Decrease) increase in Cash and Cash Equivalents	(1,460)	(6,082)	340
Cash and Cash Equivalents at Beginning of Period	1,800	7,882	-
Cash and Cash Equivalents at End of Period	$340	$1,800	$340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$128,790	$449,390
Stock issued for cancellation of debt	$25,000	$149,700	$174,700
Shareholder loans converted to paid in capital	$3,000	$-	$3,000

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Royal Quantum Group, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $3,200,000 for the period from August 23, 2002 (inception of development stage) to December 31, 2006, has a liquidity problem, and as of December 31, 2006 has no sources of revenue. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow. In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation (Continued)

On October 3, 2002, the Company changed its name to Platinum SuperYachts, Inc. in anticipation of a merger with SuperYachts Holdings, Inc. (a Nevada Corporation that was incorporated on August 23, 2002). On November 15, 2002, the shareholders of the Platinum SuperYachts, Inc. completed a stock exchange agreement with SuperYachts Holdings, Inc. dated August 8, 2002. The merger was accounted for as a reverse merger, with SuperYachts Holdings being treated as the acquiring entity for financial reporting purposes. In connection with this merger, SuperYachts Holdings issued 858,365 shares of common stock (100%) in exchange for the assets and liabilities of the Platinum SuperYachts, Inc.

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

On November 23, 2005 holders of a majority of the Company’s common stock approved an Amendment to change the name of the Company to Royal Quantum Group, Inc., to increase the number of shares of common stock the Company is authorized to issue to 500,000,000 and to authorize the Company to issue up to 10,000,000 shares of preferred stock.

As of December 31, 2006, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG. Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

Priority will be given to projects with near term cash flow potential, although projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside potential will be given strong consideration. Royal Quantum will seek mineral properties in the areas of Uranium, Gold, Silver and Copper with a focus on North American interests. Opportunities outside of North America will be considered on a project by project basis.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Fixed assets consisted of the following at December 31, 2006 and December 31, 2005:

	December 31,	December 31,
	2006	2005
Furniture & Fixtures	$1,851	$-
Less accumulated depreciation	(185)	-
Total	$1,666	$-

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the twelve months ended December 31, 2006 and 2005 was $185 and $0 respectively.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company has adopted the Financial Accounting Standards Board SFAS No., 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

Intangible Assets consisted of the following at December 31, 2006 and December 31, 2005:

	December 31,	December 31,
Intangible Asset	2006	2005	Amortization Period
E-Learning System	$1 1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the twelve months ended December 31, 2006 and December 31, 2005 was $0 and $0 respectively.

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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. However, the Company has a few transactions in Canada. Transaction gains and losses are included in income.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $340 and $1,800 as of December 31, 2006 and 2005 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2006 and 2005.

Stock Compensation for Non-Employees

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2006, and 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees. Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation for Non-Employees (Continued)

with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3. During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and 2005.

Financial Instruments

The Company’s financial instruments, as defined under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, include its cash and cash equivalents, accounts payable and accrued liabilities. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the short-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Recent Accounting Standards

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Contineud)

financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,270,993 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses	$3,832,138	$3,766,415
Accrued Consulting Fees	29,881	(10,227)
Valuation Allowance	(3,862,019)	(3,756,188)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$(135,630)	$(57,483)
Excess of capital losses over capital gains	50,315	-
Loss on Sale of Assets previously written down for book purposes	-	(359,151)
Amortization	-	(44,963)
Accrued Consulting Fees	(20,454)	(31,661)
Depreciation	(62)	-
Increase (Decrease) in Valuation Allowance	105,831	493,258
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

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

NOTE 4 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada. This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. For the year ended December 31, 2006 and 2005 the Company had $13,592 and $9,134 respectively in rent expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective July 11, 2005, Shahhid Vohra resigned his positions as director, vice-president and secretary of Platinum SuperYachts, Inc. There were no disagreements between Mr. Vohra and the Company relating to the Company’s operations, policies or practices.

On September 29, 2005, The Company sold certain assets related to designing, building and selling yachts (the “Assets”) to Shahhid Vohra, the Company’s former Vice-President and Secretary. As consideration for the assets, Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the “Cancelled Shares”) of the Company’s common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of the Company’s website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2006 and 2005, the Company owed Santeo Financial $87,885 and $30,078 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial. Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of December 31, 2006 and 2005, shareholders have advanced the Company $32,902 and $55,345, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

NOTE 6 - COMMON STOCK AND WARRANTS

On October 4, 2005, in accordance to the Board of Directors written consent effective July 11, 2005 the company issued 2,000,000 restricted shares to Roger Janssen the company’s Vice President and Secretary. These shares have been valued at the market price of $0.012. Compensation expense of $24,000 has been booked on the accompanying Statement of Operations.

On October 4, 2005, in accordance to the Board of Directors written consent effective September 13, 2005, the Company issued 14,970,000 shares of common stock (the “Shares”) to Santeo Financial Corporation (“Santeo”) in exchange for the cancellation of $149,700 owed by the Company to Santeo. Ron Ruskowsky, the Company’s Director, President and Chief Executive Officer is an affiliate of Santeo. The Shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. These shares have been valued at the market price on the date of the agreement of $0.017. In addition to the cancellation of the $149,700 an additional amount of compensation expense of $104,790 has been booked on the accompanying Statement of Operations.

On June 14, 2006, the Company issued 2,500,000 shares of common stock to Keith Campbell in total satisfaction of a shareholder loan in the principal amount of $25,000 and interest of $100,000. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 7 - NOTES PAYABLE

During the year, the Company entered into notes payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%. As of December 31, 2006, and 2005 the amount owing on the notes is $196,330 which consists of principal in the amount of $185,795 and interest of $10,535.

NOTE 8 - PENDING LITIGATION

Dieterich & Associates v. Platinum SuperYachts, Inc. During 2004, Christopher H Dieterich, Esq. asserted in case number 04T01643 in Los Angeles County, California that Platinum owes his office for legal services rendered the sum of $9,807. Mr. Dieterich filed a “Request for Entry of Default” in that amount. Dieterich obtained a default judgment for the amount of $9,807. In June 2006, the Company settled the matter and obtained a release for $5,000.

NOTE 9 - DISCONTINUED OPERATIONS

On September 29, 2005, Royal Quantum Group, Inc. (The Company) disposed of certain assets related to designing, building and selling yachts. The decision to sell the component was based on the fact that we have not been successful in the mega yacht industry due to two important factors. First, purchasers of yachts in the price range of our products were not interested in building with a manufacturer that was relatively new in the industry. The preference of the mega yacht buyer is to work with a builder that has a history in the business with product available for the client to view. Second, we were unable to close a financing large enough to allow the company to build a spec yacht. The ability to have a spec yacht available to show our clients the high quality craftsmanship of which we were capable would have significantly increased our ability to sell the product. As the share price of the Company’s common stock began to decrease, we were faced with the problem of significant shareholder dilution to secure a funding necessary to build a spec product. Management did not feel it was in the best interest of the shareholders to attempt a multi-million dollar financing while faced with such a low share price. Accordingly, we sold all of the Company’s assets related to the yacht business back to the former stockholders of PR Marine Inc. on September 29, 2005 in exchange for the former stockholders of PR Marine Inc. agreeing to cancel all of their outstanding shares of the Company.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2006 AND 2005

NOTE 9 - DISCONTINUED OPERATIONS (Continued)

The operating results of the discontinued operations for the periods ending December 31, 2006 an 2005 consist of:

	December 31,
	2006	2005

Sales	$-	$18,926
Cost of Goods Sold	-	(15,029)
Gross Profit	-	3,897

Depreciation and Amortization	-	(68,993)

Operating Loss	-	(65,096)

Other Income
Gain on Disposal	-	133,255

Net Income (Loss)	$-	$68,159

NOTE 10 - RESCISSION OF ACQUISITION

As of June 30, 2006, the Company had concluded the acquisition of X-Treme Oilfield Communications Inc. The company issued 250,000 shares of restricted common stock for the X-Treme Oilfield shell company and paid $75,000.00 Canadian dollars for inventory pertinent to the communications business.

As of December 31, 2006, both parties to the agreement entered into a rescission agreement. Pursuant to this agreement, the 250,000 shares were cancelled and the Company has written off the investment in this acquisition for a write down of assets totaling $147,986.

NOTE 11 - SUBSEQUENT EVENTS

In February 2007, the Company issued 2,653,640 shares in a private placement for $.05 per share which resulted in the Company receiving $132,682 in cash. The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company is using those funds for working capital.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2006, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ron Ruskowsky Suite #145, 251 MidPark Blvd S.E. Calgary, AB T2X 1S3 Canada	39	President, CEO and Principal Accounting Officer Director
Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	43	Vice-President, Secretary Director

Ron Ruskowsky, President, CEO and Principal Accounting Officer, Director. Mr. Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 21 years. Mr. Ruskowsky has been a director of the Company since October 1, 2002.

Roger Janssen, Vice-President, Secretary, Director. Mr. Janssen has over twenty years of experience in the manufacturing industry. For the past sixteen years he has owned and operated his own business, which produces aeronautical and marine components, in the greater Seattle area, with clients, including; Boeing, Microsoft, Starbucks Corporation Precor and Eldec. Mr. Janssen has guided several manufacturing companies during their start up phase and has traveled internationally as a manufacturing consultant. Mr. Janssen has been a director of the company since October 1, 2002.

There are no familial relationships between any of the Company’s directors and officers. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics. We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Mr. Ruskowsky serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two officers working closely together managing the Company. We believe that as a result of the limited interaction due to having such a small management team, eliminates the current need for such a code. Further, since the officers also serve as directors there is no one to report violations of such a code to.

Nominating Committee. The Company's entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit the Company's needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to the Company's Corporate Secretary, Roger Janssen, at Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

Audit Committee. We do not have an Audit Committee. Presently, our Board of Directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert. The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission. The board of directors believes that all board members are financially literate and experienced in business matters, and that one or more members of the Board of Directors are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.

However, the board of directors believes that there are not any board members who have obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant. The board believes that its current board members are able to fulfill this role under SEC regulations despite not having a designated “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Item 10. Executive Compensation

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2006 and 2005.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky President and CEO, Director	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
Roger Janssen Vice-President and Secretary	2006	0	0	0	0	0	0	0	0
	2005	$40,000 (1)	0	0	0	0	0	0	0
Shahid Shafiq Vohra Former Officer	2005	0	0	0	0	0	0	0	0

 (1) We issued Roger Janssen 2,000,000 shares of common stock on October 4, 2005 as compensation for services rendered as a director and his agreement to serve as the Company’s Secretary and Vice-President. The closing price for our common stock on the NASD OTC Bulletin Board on that date was $0.02.

Except as set forth above, none of the Company's officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated sufficient revenues from its operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in October 1996.

Long-Term Incentive Plans. As of December 31, 2006, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2006, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Ron Ruskowsky President, CEO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0
Roger Janssen, Vice-President, Secretary	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky	0	0	0	0	0	0	0
Roger Janssen	0	0(1)	0	0	0	0	0
  (1) We issued Roger Janssen 2,000,000 shares of common stock on October 4, 2005 as compensation for services rendered as a director and his agreement to serve as the Company’s Secretary and Vice-President.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ron Ruskowsky (1) Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada	18,470,000 Shares President, CEO and Principal Accounting Officer, Director	52.0%
Common Stock	Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	2,500,000 Shares Secretary and Vice-President Director	7.0%
Common Stock	All directors and named executive officers as a group	20,970,000	58.5%(2)
(1)	14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispostive power over these shares.

(2)	Figures vary due to rounding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.   On October 4, 2005, in accordance to the Board of Directors written consent effective July 11, 2005, the Company issued 2,000,000 restricted shares to Roger Janssen the company’s Vice President and Secretary. These shares have been valued at the market price of $0.012. Compensation expense of $24,000 has been booked on the accompanying Statement of Operations.

On September 29, 2005, The Company sold certain assets related to designing, building and selling yachts (the “Assets”) to Shahhid Vohra, the Company’s former Vice-President and Secretary. As consideration for the assets, Mr. Vohra agreed to allow the Company to cancel 9,000,000 shares (the “Cancelled Shares”) of the Company’s common stock beneficially owned by Mr. Vohra. The Cancelled Shares were originally issued to Mr. Vohra as consideration when the Company purchased the Assets from Mr. Vohra in November 2002. The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of the Company’s website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

On October 4, 2005, in accordance to the Board of Directors written consent effective September 13, 2005, the Company issued 14,970,000 shares of common stock (the “Shares”) to Santeo Financial Corporation (“Santeo”) in exchange for the cancellation of $149,700 owed by the Company to Santeo and for services in the amount of $104,790. Ron Ruskowsky, the Company’s Director, President and Chief Executive Officer is an affiliate of Santeo. The Shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

On May 8, 2006 the Company paid $7,500 to Shahhid Vohra, the Company’s former officer, for settlement of an outstanding shareholder loan owing to Mr. Vohra in the amount of $10,500.

On June 14, 2006, the Company issued 2,500,000 shares of common stock to Keith Campbell, a shareholder, in total satisfaction of a shareholder loan in the principal amount of $25,000 and interest of $100,000. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

As of December 31, 2006 and December 31, 2005, the Company owed Santeo Financial $87,885 and $30,078 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company, is an affiliate of Santeo Financial.

Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of December 31, 2006 and December 31, 2005, shareholders have advanced the Company $32,902 and $55,345, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1    Articles of Incorporation*
3.2     Bylaws*
31     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32     Section 906 Certification by Chief Executive Officer and Chief Financial Officer
* Incorporated by reference to the company’s registration statement on Form 10-5B filed on October 20, 1999.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,440 and $12,851, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2006, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2006 and December 31, 2005, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $45 and $24, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Calgary, Alberta, Canada, on April 11, 2007.

Royal Quantum Group, Inc.
a Nevada corporation

By: /s/ Ron Ruskowsky
Ron Ruskowsky
Its: Principal Executive Officer, Principal Accounting Officer President, CEO and a Director

By: /s/ Roger Janssen
Roger Janssen
Its: Vice-President, Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ron Ruskowsky	April 12, 2007
Ron Ruskowsky
Its: Director

By: /s/ Roger Janssen	April 12, 2007
Roger Janssen
Its: Director