Form 10QSB
period 2007-03-31
ROYAL QUANTUM GROUP INC
filed 2007-05-15
CIK 1096296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from     to

Commission File Number: 000-27739

Royal Quantum Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3
(Address of principal executive offices)

(402) 288-4321
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2007, there were 38,262,005 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):
☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2007	2006
Current Assets:
Cash & Cash Equivalents	$55,380	$340
Total Current Assets	55,380	340

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(278)	(185)
Total Fixed Assets	1,573	1,666

Other Assets:
Intangible Assets	1	1
Total Other Assets	1	1

Total Assets	$56,954	$2,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$138,612	$142,126
Notes Payable	202,139	196,330
Related Party Accounts Payables	90,907	87,885
Total Current Liabilities	431,658	426,341

Related Party Notes Payable	19,845	32,902
Total Liabilities	451,503	459,243

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 38,262,005 and 35,608,365
Shares at March 31, 2007 and December 31, 2006	38,262	35,608
Paid-in Capital	2,881,951	2,751,923
Deficit Accumulated During the
Development Stage	(3,314,762)	(3,244,767)
Total Stockholders' Equity	(394,549)	(457,236)

Total Liabilities and Stockholders' Equity	$56,954	$2,007

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		Cumulative since
	March 31,		August 23, 2002
	2007	2006	Inception

Revenues	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Consulting Fees	53,022	15,299	741,796
Compensation Expense	-	-	128,790
General & Administrative	10,482	3,030	339,384

Loss from Operations	(63,504)	(18,329)	(1,209,970)

Other Income (Expenses)
Write-down of Assets	-	-	(147,986)
Interest (Expense)	(6,491)	(73)	(123,030)
Interest Income	-	-	263
Total Other Income (Expense)	(6,491)	(73)	(270,753)

Net Loss from Continuing Operations	(69,995)	(18,402)	(1,480,723)

Discontinued Operations
Loss from operation of discontinued component	-	-	(1,967,294)
Gain on disposal,net of tax effect of $0	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	(1,834,039)

Net Loss	$(69,995)	$(18,402)	$(3,314,762)

Basic and Diluted Loss Per Share
Continuing Operations	-	-
Discontinued Operations	-	-
Loss per share	$-	$-

Weighted Average Shares Outstanding	35,962,184	33,108,365

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(FORMERLY PLATINUM SUPERYACHTS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended		Cumulative since
	March 31,		August 23, 2002
	2007	2006	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(69,995)	$(18,402)	$(3,314,762)
Net Income/(Loss)from Disconued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	93	-	278
Stock issued for interest	-	-	100,000
Stock issued for start up costs	-	-	12,600
Stck issued for services	-	-	499,390
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(3,514)	5,837	281,792
Increase (decrease) in related party accounts payable	3,022	-	60,829
Net cash provided (used in) continuing activities	(70,394)	(12,565)	(781,192)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(70,394)	(12,565)	(394,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	-	-	(1,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	8,625	-	130,027
Payment on related party notes	(21,682)	-	(82,182)
Proceeds from notes payable	5,809	12,332	202,139
Contributed capital	-	-	2,842
Stock issued in exchange for cash	132,682	-	199,082
Net cash provided by (used in) financing activities	125,434	12,332	451,908

Net (Decrease) increase in Cash and Cash Equivalents	55,040	(233)	55,380
Cash and Cash Equivalents at Beginning of Period	340	1,800	-
Cash and Cash Equivalents at End of Period	$55,380	$1,567	$55,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(FORMERLY PLATINUM SUPERYACHTS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the three months ended		Cumulative since
	March 31,		August 23, 2002
	2007	2006	Inception
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$-	$449,390
Stock issued for cancellation of debt	$-	$-	$174,700
Shareholder loans converted to paid in capital	$-	$-	$3,000

The accompany notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $3,300,000 for the period from August 23, 2002 (inception of development stage) to March 31, 2007, has a liquidity problem, and as of March 31, 2007 has no sources of revenue. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow. In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

As of March 31, 2007, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG. Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

Interim Reporting

The unaudited financial statements as of March 31, 2007 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Fixed assets consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Furniture & Fixtures	$1,851	$1,851
Less accumulated depreciation	(278)	(185)

Total	$1,573	$1,666

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

Total depreciation expense for the three months ended March 31, 2007 and the year end December 31 2006 was $93 and $185 respectively.

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

Intangible Assets consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,	Amortization
Intangible Asset	2007	2006	Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the three months ended March 31, 2007 and December 31, 2006 was $0 and $0 respectively.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $55,380 and $340 as of March 31, 2007 and December 31, 2006 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2007 and 2006.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation for Non-Employees (Continued)

25 for the years ended December 31, 2006, and 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees. Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3. During the periods ended March 31, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at March 31, 2007 and 2006.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 2 - INCOME TAXES (Continued)

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

NOTE 4 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada. This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. For the 3 months ended March 31, 2007 the Company had $4,853.96 in rent expense.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

As of March 31, 2007 and December 31 2006, the Company owed Santeo Financial $90,907 and $87,885 respectfully for consulting services. Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial. Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of March 31, 2007 and December 31, 2006, shareholders have advanced the Company $19,845 and $32,902, respectively, payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 6 - COMMON STOCK AND WARRANTS (Continued)

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

NOTE 7 - NOTES PAYABLE

During the year, the Company entered into notes payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%. As of March 31, 2007, and December 31, 2006 the amount owing on the notes is $202,139 which consists of principal in the amount of $185,795 and interest of $16,344.

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

NOTE 9 - RESCISSION OF ACQUISITION

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

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

Overview . Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We are currently seeking mineral properties in the areas of uranium, gold, silver and copper with a focus on North American interests.

As of March 31, 2007, we are in the development stage and have not commenced planned principal operations. As a development stage company, we have had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to us have been confirmed as of the date of this report.

For the three months ended March 31, 2007 and March 31, 2006.

Results of Operations.

Revenues. We had no revenue for the three month period ended March 31, 2007 or for the three month period ended March 31, 2006.

Operating Expenses and Net Loss. We had a loss from operations of $63,504 for the three month period ended March 31, 2007, as compared to a loss from operations of $18,329 for the three month period ended March 31, 2006. For the three month period ended March 31, 2007, our operating expenses were comprised of general and administrative expenses of $10,482 and consulting fees in the amount of $53,022. We also had $6,491 in interest expense. Therefore, our net loss for the three month period ended March 31, 2007 was $69,995, as compared to a net loss of $18,402 for the three month period ended March 31, 2006. The increase in net loss between the three month periods ended March 31, 2007 and 2006 is primarily due to increases in consulting fees and general and administrative expenses, which resulted from rescinding of the X-Treme Oilfield Communications deal, and additional consulting fees incurred.

Liquidity and Capital Resources. We had cash of $55,380 as of March 31, 2007, all of which comprised our total current assets. In February 2007, we sold 2,653,640 shares of our common stock for $0.05 per share, resulting in proceeds of $132,682, which we are using for working capital. As of the three month period ended March 31, 2007, we also had fixed assets of $1,573, represented by furniture and fixtures of $1,851 less accumulated depreciation of $278. The decrease in total fixed assets is due solely to depreciation. We also had $1 in intangible assets and $1 in total other assets, which was represented by our E-learning System which is related to our former business. Therefore, for the three month period ended March 31, 2007, we had total assets of $56,954.

For the three month period ended March 31, 2007, we had $431,658 in total current liabilities, which was represented by $138,612 in accounts payable, $202,139 notes payable and $90,907 in related party accounts payable. We also had $19,845 in related party notes payable for the three months ended March 31, 2007. Therefore, for the three months ended March 31, 2007, we had total liabilities of $451,503. We had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months. We plan to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We are currently seeking mineral properties in the areas of uranium, gold, silver and copper with a focus on North American interests.

In May 2007, we acquired 100% interest in 1,540 acres consisting of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles SW of Casper Wyoming. The claim block, known as the Kale group of claims, adjoins SXR Uranium One Inc.’s Sheep Mountain Mine claim block to the south and east. A recent NI 43-101 compliant mineral resource estimate for the Sheep Mountain Mine, completed by Scott Wilson of Roscoe Postle and Associates, Inc. indicated inferred mineral resources of 4.56 MT grading 0.17% eU308 (15.6 million pounds). We intend to proceed with an aggressive exploration program on the property as soon as possible. However, we may need to raise additional capital to proceed with the exploration program.

We had cash of $55,380 as of March 31, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. In February 2007 and in reliance on the exemption from registration under Regulation S and Rule 506 of Regulation D, we sold 2,653,640 shares at $0.05 for total proceeds of $132,682, which we are using for working capital.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated explorations costs associated with the mineral interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2007, we issued 2,653,640 shares in a private placement for $.05 per share for proceeds of $132,682. The shares were issued in a transaction which we believe satisfies the requirements of those exemptions from the registration and prospectus delivery requirements of the Securities Act of 1933, as specified in Regulation S and Rule 506 of Regulation D. We are using those funds for working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

With regard to Form 8-K Item 3.02 Unregistered Sales of Equity Securities, reference is made to Item 2 above. The shares sold represent 6.9% of the total current issued and outstanding shares of our common stock.

Item 6. Exhibits

Exhibit	Description

31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, Inc. a Nevada corporation

Date: May 11, 2007	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Its:		Principal executive officer Principal accounting officer President, CEO and a director

Date: May 11, 2007	By:	/s/ Roger Janssen
Roger Janssen
Its:		Vice-President, Secretary and a director