Form 10QSB
period 2007-06-30
ROYAL QUANTUM GROUP INC
filed 2007-08-14
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3
(Address of principal executive offices)

(402) 288-4321
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2007, there were 38,762,005 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED  BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash & Cash Equivalents	$14,046	$340
Total Current Assets	14,046	340

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(370)	(185)
Total Fixed Assets	1,481	1,666

Other Assets:
Intangible Assets	1	1
Deposit on Mineral Properties	10,000	-
Total Other Assets	10,001	1

Total Assets	$25,528	$2,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$165,348	$142,126
Notes Payable	209,447	196,330
Related Party Accounts Payables	91,981	87,885
Total Current Liabilities	466,776	426,341

Related Party Notes Payable	19,845	32,902
Total Liabilities	486,621	459,243

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 38,762,005 and 35,608,365
Shares at June 30, 2007 and December 31, 2006	38,762	35,608
Paid-in Capital	3,026,451	2,751,923
Deficit Accumulated During the
Development Stage	(3,526,306)	(3,244,767)
Total Stockholders' Equity	(461,093)	(457,236)

Total Liabilities and Stockholders' Equity	$25,528	$2,007

See accompanying notes to these unaudited condensed financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		Cumulative since
	June 30,		June 30,		August 23, 2002
	2007	2006	2007	2006	Inception

Revenues	$-	$-	$-	$-	-
Total Revenues	-	-	-	-	-

Expenses:
Consulting Fees	26,631	18,430	79,653	33,729	768,427
Compensation Expense	145,000	-	145,000	-	273,790
General & Administrative	32,605	11,302	43,087	14,332	371,989

Loss from Operations	(204,236)	(29,732)	(267,740)	(48,061)	(1,414,206)

Other Income (Expenses)
Write-down of Goodwill	-	(2,500)	-	(2,500)	(147,986)
Interest (Expense)	(7,308)	(102,814)	(13,799)	(102,887)	(130,338)
Interest Income	-	-	-	214	263
Total Other Income (Expense)	(7,308)	(105,314)	(13,799)	(105,173)	(278,061)

Net Loss from Continuing Operations	$(211,544)	$(135,046)	$(281,539)	$(153,234)	(1,692,267)

Discontinued Operations
Loss from operation of discontinued component	-	-	-	-	(1,967,294)
Gain on disposal,net of tax effect of $0	-	-	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	-	-	(1,834,039)

Net Loss	$(211,544)	$(135,046)	$(281,539)	$(153,234)	$(3,526,306)

Basic and Diluted Loss Per Share
Continuing Operations	$0.01	$0.00	$0.01	$0.00
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Loss per share	$0.01	$0.00	$0.01	$0.00

Weighted Average Shares Outstanding	38,550,894	33,343,172	37,262,094	33,343,172

See accompanying notes to these unaudited condensed financial statements.

ROYAL QUANTUM GROUP, INC.
(FORMERLY PLATINUM SUPERYACHTS,  INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended		Cumulative since
	June 30,		August 23, 2002
	2007	2006	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(281,539)	$(153,234)	$(3,526,306)
Net Income/(Loss)from Disconued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	185	-	370
Stock issued for interest	-	100,000	100,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	145,000	-	644,390
Writedown of goodwill	-	2,500	-
(Increase) decrease in taxes receivable	-	(230)	-
(Increase) decrease in accounts receivable	-	(65,387)	-
Increase (decrease) in interest on notes payable	13,117	14,909	23,652
Increase (decrease) in accounts payable	23,222	7,455	308,528
Increase (decrease) in related party accounts payable	4,096	-	61,903
Net cash provided (used in) continuing activities	(95,919)	(93,987)	(796,182)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(95,919)	(93,987)	(409,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	(10,000)	-	(10,000)
Purchase of fixed assets	-	(1,851)	(1,851)
Net cash provided by (used in) investing activities	(10,000)	(1,851)	(11,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	8,625	30,000	130,027
Payment on related party notes	(21,682)	(7,500)	(82,182)
Proceeds from notes payable	-	85,840	185,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	132,682	-	199,082
Net cash provided by (used in) financing activities	119,625	108,340	435,564

Net (Decrease) increase in Cash and Cash Equivalents	13,706	12,502	14,046
Cash and Cash Equivalents at Beginning of Period	340	1,800	-
Cash and Cash Equivalents at End of Period	$14,046	$14,302	$14,046

See accompanying notes to these unaudited condensed financial statements.

ROYAL QUANTUM GROUP, INC.
(FORMERLY PLATINUM SUPERYACHTS,  INC.)
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the six months ended		Cumulative since
	June 30,		August 23, 2002
	2007	2006	Inception
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$-	$449,390
Stock issued for cancellation of debt	$-	$-	$174,700
Shareholder loans converted to paid in capital	$-	$-	$3,000

See accompanying notes to these unaudited condensed financial statements.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $3,526,000 for the period from August 23, 2002 (inception) to June 30, 2007, has a liquidity problem, and as of June 30, 2007 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

As of June 30, 2007, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Interim Reporting

The unaudited financial statements as of June 30, 2007 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Furniture & Fixtures	$1,851	$1,851 -
Less accumulated depreciation	(370)	(185	)-

Total	$1,481	$1,666

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization(Continued)

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the six months ended June 30, 2007 and the year end December 31 2006 was $185 and $185 respectively.

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

Intangible Assets consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,	Amortization
Intangible Asset	2007	2006	Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the three months ended June 30, 2007 and December 31, 2006 was $0 and $0 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents in the amount of $14,046 and $340 as of June 30, 2007 and December 31, 2006 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at June 30, 2007 and 2006.

Stock Compensation for Non-Employees

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation for Non-Employees (Continued)

 years ended December 31, 2006, and 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.  Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended June 30, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at June 30, 2007 and 2006.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 2 - INCOME TAXES

	2006	2005
Net Operating Losses	$3,832,138	$3,766,415
Accrued Consulting FeesT	29,881	(10,227)
Valuation Allowance	(3,862,019)	(3,756,188)
	$-	$-

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 3 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 4 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 5 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. For the 6 months ended June 30, 2007 the Company had $9,707.92 in rent expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

As of June 30, 2007 and December 31 2006, the Company owed Santeo Financial $91,981 and $87,885 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of June 30, 2007 and December 31, 2006, shareholders have advanced the Company $19,845 and $32,902, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Related Party Notes Payable.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 7 - COMMON STOCK AND WARRANTS

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

On May 9, 2007 the company issued 500,000 shares to Phil van Angeren as compensation for his assuming the position of Exploration Manager of the Corporation. These shares have been valued at the market price of $0.29.  Compensation expense of $145,000 has been booked on the accompanying Statement of Operations.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 8 – NOTES PAYABLE

During the year, the Company entered into notes payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of June 30, 2007, the amount owing on the notes is $209,447 which consists of principal in the amount of $185,795 and interest of $23,652.  As of December 31, 2006, the amount owing on the note was $196,330 which consists of principal in the amount of $185,795 and interest of $10,535.

NOTE 9 - PENDING LITIGATION

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

NOTE 10 – RESCISSION OF ACQUISITION

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 11 – PROPERTY AQUSITIONS

In May 2007, we entered into a Purchase Agreement (“Agreement”) to acquire from U3, LLC (“Seller”) 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles SW of Casper Wyoming.  The claim block, known as the Kale group of claims, adjoins SXR Uranium One Inc.’s Sheep Mountain Mine claim block to the south and east.  A recent NI 43-101 compliant mineral resource estimate for the Sheep Mountain Mine,  completed by Scott Wilson of Roscoe Postle and Associates, Inc. indicated inferred mineral resources of 4.56 MT grading 0.17% eU308 (15.6 million pounds). As of June 30, 2007, we paid $10,000 to the Seller on the execution of Agreement.

On July 18, 2007, we executed an Amendment to the Agreement (“Amendment”) with the Seller.  The Amendment revised the Agreement to provide that the following payments be made to the Seller upon issuance of claim numbers (“WMC numbers”) from the Bureau of Land Management (“BLM”) on each claim and the issuance of WMC numbers from the BLM on each of an additional 100 claims within a 3 mile radius of the claims:

• $50,000 on or before October 1, 2007;
•$50,000 on or before  November 1, 2007;
•$50,000 on or before December 1, 2007; and
•$70,000 on or before January 15, 2008.

The Amendment also provides that the closing shall be on or before September 3, 2007.

Pursuant to the Agreement, we also agreed to issue 1,000,000 restricted shares of our common stock to the Seller upon transfer of claims to us, clear of any liens or encumbrances.  In addition, we agreed to a $150,000 work program on the Sheep Mountain Claim block before June 1, 2008. On or before June 1, 2008 and provided we elect to continue, we agreed to make an additional $200,000 cash payment to the Seller, issue an additional 500,000 restricted shares of our common stock to the Seller, and enter into an additional $150,000 work program on the claims. On or before June 1, 2009, and provided we elect to continue, we agreed to make a final $200,000 cash payment to the Seller and issue an additional 1,250,000 restricted shares of our common stock issued to the Seller and reserve a 2% NSR for Seller on any production from the claims. The Agreement also provides that we will register the shares issued to the Seller if we close a financing of more than $1,000,000. If we drop the claims at any point, the claims are transferred back to the Seller.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

In May 2007, we entered into a Purchase Agreement (“Agreement”) to acquire from U3, LLC (“Seller”) 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles SW of Casper Wyoming.  The claim block, known as the
Kale group of claims, adjoins SXR Uranium One Inc.’s Sheep Mountain Mine claim block to the south and east.  A recent NI 43-101 compliant mineral resource estimate for the Sheep Mountain Mine,  completed by Scott Wilson of Roscoe Postle and Associates, Inc. indicated inferred mineral resources of 4.56 MT grading 0.17% eU308 (15.6 million pounds). We paid $10,000 to the Seller on the execution of Agreement.

On July 18, 2007, we executed an Amendment to the Agreement (“Amendment”) with the Seller.  The Amendment revised the Agreement to provide that the following payments be made to the Seller upon issuance of claim numbers (“WMC numbers”) from the Bureau of Land Management (“BLM”) on each claim and the issuance of WMC numbers from the BLM on each of an additional 100 claims within a 3 mile radius of the claims:

•$50,000 on or before October 1, 2007;
•$50,000 on or before  November 1, 2007;
•$50,000 on or before December 1, 2007; and
•$70,000 on or before January 15, 2008.

The Amendment also provides that the closing shall be on or before September 3, 2007.

Pursuant to the Agreement, we also agreed to issue 1,000,000 restricted shares of our common stock to the Seller upon transfer of claims to us, clear of any liens or encumbrances.  In addition, we agreed to a $150,000 work program on the Sheep Mountain Claim block before June 1, 2008. On or before June 1, 2008 and provided we elect to continue, we agreed to make an additional $200,000 cash payment to the Seller, issue an additional 500,000 restricted shares of our common stock to the Seller, and enter into an additional $150,000 work program on the claims. On or before June 1, 2009, and provided we elect to continue, we agreed to make a final $200,000 cash payment to the Seller and issue an additional 1,250,000 restricted shares of our common stock issued to the Seller and reserve a 2% NSR for Seller on any production from the claims. The Agreement also provides that we will register the shares issued to the Seller if we close a financing of more than $1,000,000. If we drop the claims at any point, the claims are transferred back to the Seller.

In May 2007, we also appointed Phil van Angeren, P. Geol as our Exploration Manager and as a member of our board of directors. Mr. van Angeren is responsible for our property acquisition and development. Mr. van Angeren, 51, has been the exploration manager and a director of a junior Canadian exploration and development company for the past 5 years.  He has over 25 years of experience in exploration of uranium and precious metals in North America.   Mr. van Angeren is a graduate from McGill University with a BSc. Honors degree in geology, which he earned in 1977.

We issued Mr. van Angeran 500,000 shares of our common stock, equivalent to approximately 1.3% of our issued and outstanding shares.

Liquidity and Capital Resources.   We had cash of $14,046 as of June 30, 2007, all of which comprised our total current assets.  In February 2007, we sold 2,653,640 shares of our common stock for $0.05 per share, resulting in proceeds of $132,682, which we are using for working capital.  As of June 30, 2007, we also had fixed assets of $1,481, represented by furniture and fixtures of $1,851 less accumulated depreciation of $370. The decrease in total fixed assets is due solely to depreciation.  We also had $1 in intangible assets which was represented by our E-learning System which is related to our former business, and $10,000 in deposit on mineral property.  Therefore, as of June 30, 2007, we had total assets of $25,528.

As of June 30, 2007, we had $466,776 in total current liabilities, which was represented by $165,348 in accounts payable, $209,447 of notes payable and $91,981 in related party accounts payable.  We also had $19,845 in related party notes payable as of June 30, 2007.  Therefore, as of June 30, 2007, we had total liabilities of $486,621. We had no other long term liabilities, commitments or contingencies.  Other than those anticipated payments for the acquisitions of mineral interests as specified in the Agreement and the Amendment, explorations costs associated with those mineral interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Revenues.  We had no revenue for the three months ended June 30, 2007 or for the three months ended June 30, 2006.

Operating Expenses and Net Loss. We had a loss from operations of $204,236 for the three months ended June 30, 2007, as compared to a loss from operations of $29,732 for the three months ended June 30, 2006. For the three months ended June 30, 2007, our operating expenses were comprised of consulting fees in the amount of $26,631, compensation expense of $145,000 and general and administrative expenses of $32,605. The compensation expense was due to the issuance of 500,000 shares to Phil van Angeren, which have been valued at the market price of $0.29.   We also had $7,308 in interest expense. Therefore, our net loss for the three months ended June 30, 2007 was $211,544, as compared to a net loss of $135,046 for the three months ended June 30, 2006. The increase in net loss between the three month periods ended June 30, 2007 and 2006 is primarily due to the compensation expense as well as increases in consulting fees and general and administrative expenses, which resulted from rescinding of the X-Treme Oilfield Communications deal, and additional consulting fees incurred.

For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Revenues.  We had no revenue for the six months ended June 30, 2007 or for the six months ended June 30, 2006.

Operating Expenses and Net Loss. We had a loss from operations of $267,740 for the six months ended June 30, 2007, as compared to a loss from operations of $48,061 for the six months ended June 30, 2006. For the six months ended June 30, 2007, our operating expenses were comprised of consulting fees in the amount of $79,653, compensation expense of $145,000 and general and administrative expenses of $43,087. The compensation expense was due to the issuance of 500,000 shares to Phil van Angeren, which have been valued at the market price of $0.29.  We also had $13,799 in interest expense. Therefore, our net loss for the six months ended June 30, 2007 was $281,539, as compared to a net loss of $153,234 for the six months ended June 30, 2006. The increase in net loss between the six month periods ended June 30, 2007 and 2006 is primarily due to the compensation expense as well as increases in consulting fees and general and administrative expenses, which resulted from rescinding of the X-Treme Oilfield Communications deal, and additional consulting fees incurred.

Our Plan of Operation for the Next Twelve Months.We plan to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  We are currently seeking mineral properties in the areas of uranium, gold, silver and copper with a focus on North American interests.

As specified above, in May 2007, we entered into an agreement to acquire 100% interest in 1,540 acres consisting of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles SW of Casper Wyoming. In July 2007, that agreement was amended to provide that certain payments be made to Seller upon the issuance of the WMC numbers from the Bureau of Land Management. We will need to raise additional capital to make those payments upon the issuance of the WMC numbers and proceed with the exploration program.

We had cash of $14,046 as of June 30, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  In February 2007 and in reliance on the exemption from registration under Regulation S and Rule 506 of Regulation D, we sold 2,653,640 shares at $0.05 for total proceeds of $132,682, which we are using for working capital.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to fund our operations as well as making those anticipated payments for the acquisitions of mineral interests as specified in the Agreement and the Amendment. We will also need to raise capital to fund explorations costs associated with any mineral interests that we acquire.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to acquire those mineral interests and expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own a significant amount of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.
32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, Inc. a Nevada corporation

Date August 14, 2007	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Principal executive officer
Principal accounting officer
President, CEO and a director