Form 10QSB
period 2007-09-30
ROYAL QUANTUM GROUP INC
filed 2007-11-30
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 15, 2007, there were 38,762,005 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)	(Audited)
	Sept 30,	December 31,
ASSETS	2007	2006
Current Assets:
Cash & Cash Equivalents	$3,839	$340
Loan receivable	-	-
Total Current Assets	3,839	340

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(463)	(185)
Total Fixed Assets	1,388	1,666

Other Assets:
Intangible Assets	1	1
Mineral Property & Deferred Expenditures	10,000	-
Total Other Assets	10,001	1

Total Assets	$15,228	$2,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$202,240	$142,126
Notes Payable	215,794	196,330
Related Party Payables	103,743	87,885
Shareholder Loans	19,845	32,902
Total Current Liabilities	541,622	459,243

Total Liabilities	541,622	459,243

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 38,762,005 and 35,608,365
Shares at Sept 30, 2007 and December 31, 2006	38,762	35,608
Paid-in Capital	3,026,451	2,751,923
Deficit Accumulated During the
Development Stage	(3,591,607)	(3,244,767)
Total Stockholders' Equity	(526,394)	(457,236)

Total Liabilities and Stockholders' Equity	$15,228	$2,007

See accompanying notes to these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					since
					August 23,
					2002
	For the three months ended		For the nine months ended		inception of
	September 30,		September 30,		development
	2007	2006	2007	2006	stage

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Consulting Fees	25,937	15,000	105,590	48,729	794,364
Compensation Expense	-	-	145,000	-	273,790
General & Administrative	33,017	7,794	76,104	22,126	405,006

Loss from Operations	(58,954)	(22,794)	(326,694)	(70,855)	(1,473,160)

Other Income (Expenses)
Write-down of Goodwill	-	-	-	(2,500)	(147,986)
Interest (Expense)	(6,347)	(3,035)	(20,146)	(105,922)	(136,685)
Interest Income	-	37	-	251	263
Total Other Income (Expense)	(6,347)	(2,998)	(20,146)	(108,171)	(284,408)

Net Loss from Continuing Operations	$(65,301)	$(25,792)	$(346,840)	$(179,026)	$(1,757,568)

Discontinued Operations
Loss from operation of discontinued component	-	-	-	-	(1,967,294)
Gain on disposal,net of tax effect of $0	-	-	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	-	-	(1,834,039)

Net Loss	$(65,301)	$(25,792)	$(346,840)	$(179,026)	$(3,591,607)

Basic and Diluted Loss Per Share
Continuing Operations	(0.00)	0.00	(0.01)	(0.01)
Discontinued Operations	0.00	0.00	0.00	0.00
Loss per share	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	38,762,005	35,608,365	37,767,558	34,000,522

See accompanying notes to these financial statements.

ROYAL QUANTUM GROUP, INC.
(FORMERLY PLATINUM SUPERYACHTS,  INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
			since
			August 23,
			2002
	For the nine months ended		inception of
	September 30,		development
	2007	2006	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(346,840)	$(179,026)	$(3,591,607)
Net Income/(Loss)from Disconued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	278	93	463
Stock issued for interest	-	100,000	100,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	145,000	-	644,390
Writedown of goodwill	-	2,500	-
(Increase) decrease in taxes receivable	-	(230)	-
(Increase) decrease in prepaid expenses	-	-	-
(Increase) decrease in accounts receivable	-	(65,387)	-
Increase (decrease) in interest on notes payable	19,464	15,021	29,999
Increase (decrease) in accounts payable	60,114	13,336	345,420
Increase (decrease) in related party accounts payable	15,858	12,807	73,665
Net cash provided (used in) continuing activities	(106,126)	(100,886)	(806,389)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(106,126)	(100,886)	(419,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	(10,000)	-	(10,000)
Purchase of fixed assets	-	(1,851)	(1,851)
Net cash provided by (used in) investing activities	(10,000)	(1,851)	(11,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	8,625	30,000	130,027
Payment on related party notes	(21,682)	(7,500)	(82,182)
Proceeds from notes payable	-	85,840	185,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	132,682	-	199,082
Net cash provided by (used in) financing activities	119,625	108,340	435,564

Net (Decrease) increase in Cash and Cash Equivalents	3,499	5,603	3,839
Cash and Cash Equivalents at Beginning of Period	340	1,800	-
Cash and Cash Equivalents at End of Period	$3,839	$7,403	$3,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$145,000	$-	$644,390
Stock issued for cancellation of debt	$-	$-	$174,700
Shareholder loans converted to paid in capital	$-	$-	$3,000

See accompanying notes to these financial statements.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $3,592,000 for the period from August 23, 2002 (inception) to September 30, 2007, has a liquidity problem, and as of September 30, 2007 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

As of September 30, 2007, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Our focus is to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Interim Reporting

The unaudited financial statements as of September 30, 2007 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Furniture & Fixtures	$1,851	$1,851 -
Less accumulated depreciation	(463)	(185	)-

Total	$1,388	$1,666

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Total depreciation expense for the nine months ended September 30, 2007 and the year end December 31 2006 was $278 and $185 respectively.

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

Intangible Assets consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
Intangible Asset	2007	2006	Amortization Period
E-Learning System	$1 1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the nine months ended September 30, 2007 and December 31, 2006 was $0 and $0 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents in the amount of $3,839 and $340 as of September 30, 2007 and December 31, 2006 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at September 30, 2007 and 2006.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation for Non-Employees (Continued)

December 31, 2006, and 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.  Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended September 30, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at September 30, 2007 and 2006.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 5 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $1,500 ($1,850 Canadian Dollars) per month plus applicable taxes. For the 9 months ended September 30, 2007 the Company had $14,562 in rent expense.

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

As of September 30, 2007 and December 31 2006, the Company owed Santeo Financial $103,743 and $87,885 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of September 30, 2007 and December 31, 2006, shareholders have advanced the Company $19,845 and $32,902, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Related Party Notes Payable.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 8 – NOTES PAYABLE

During the year, the Company entered into notes payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of September 30, 2007, the amount owing on the notes is $215,794 which consists of principal in the amount of $185,795 and interest of $29,999.  As of December 31, 2006, the amount owing on the note was $196,330 which consists of principal in the amount of $185,795 and interest of $10,535.

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

On July 18, 2007, we executed an Amendment to the Agreement (“Amendment”) with the Seller.  The Amendment revised the Agreement to provide that the following payments be made to the Seller upon issuance of claim numbers (“WMC numbers”) from the Bureau of Land Management (“BLM”) on each claim and the issuance of WMC numbers from the BLM on each of an additional 100 claims within a 3 mile radius of the claims:

•	$50,000 on or before October 1, 2007;
•	$50,000 on or before November 1, 2007;
•	$50,000 on or before December 1, 2007; and
•	$70,000 on or before January 15, 2008.

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

As at September 30, 2007, the Agreement has not closed and we have not made any further payments to the Seller as our management has not been satisfied with the documentation provided by the Seller relating to the issuance of claim numbers as required in the Agreement.  Our management is in discussions with the Seller as to the possible amendment or termination of the existing Agreement.  As of November 15, 2007, no decision has been reached.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

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

In May 2007, we acquired from U3, LLC (“Seller”) 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles SW of Casper Wyoming.  The claim block, known as the Kale group of claims, adjoins SXR Uranium One Inc.’s Sheep Mountain Mine claim block to the south and east.  A recent NI 43-101 compliant mineral resource estimate for the Sheep Mountain Mine,  completed by Scott Wilson of Roscoe Postle and Associates, Inc. indicated inferred mineral resources of 4.56 MT grading 0.17% eU308 (15.6 million pounds). We intend to proceed with an aggressive exploration program on the property.

To date, we have paid the Seller $10,000 at the execution of Agreement.

We are obligated to make the following payments to the Seller:  $220,000 in cash upon transfer of claims to us, clear of any liens or encumbrances as follows: $50,000 on or before August 1, 2007, $50,000 on or before September 1, 2007; $50,000 on or before October 1, 2007 and $70,000 on or before November 15, 2007. We also agree to issue 1,000,000 restricted shares of our common stock to the Seller or its nominees upon transfer of claims to us, clear of any liens or encumbrances.  In addition, we agreed to a $150,000 work program on the Sheep Mountain Claim block before June 1, 2008. On or before June 1, 2008 and provided we elect to continue, we agreed to make an additional $200,000 cash payment to the Seller, issue an additional 500,000 restricted shares of our common stock to the Seller or its nominees, and enter into an additional $150,000 work program on the claims. On or before June 1, 2009 and provided we elect to continue, we agrees to make a final $200,000 cash payment to the Seller and issue an additional 1,250,000 restricted shares of our common stock issued to the Seller or its nominees and reserve a 2% NSR for Seller or its nominees on any production from the claims. The Agreement also provides that the Registrant will register the shares issued to the Seller if the Registrant closes a financing of more than $1,000,000. If the Registrant drops the claims at any point, they are transferred back to the Seller.

As at September 30, 2007, the agreement has not closed and we have not made any further payments to the Seller as our management has not been satisfied with the documentation provided by the Seller relating to the issuance of claim numbers as required in the agreement.  Our management is in discussions with the Seller as to the possible amendment or termination of the existing agreement.  As of the date of this report, no decision has been reached.

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

Liquidity and Capital Resources.   We had cash of $3,839 as of September 30, 2007, all of which comprised our total current assets.  In February 2007, we sold 2,653,640 shares of our common stock for $0.05 per share, resulting in proceeds of $132,682, which we are using for working capital.  As of September  30, 2007, we also had fixed assets of $1,388, represented by furniture and fixtures of $1,851 less accumulated depreciation of $463. The decrease in total fixed assets is due solely to depreciation.  We also had $1 in intangible assets and $1 in total other assets, which was represented by our E-learning System which is related to our former business and $10,000 in deposit on mineral property. Therefore, as of September  30, 2007, we had total assets of $15,228.

As of September 30, 2007, we had $541,622 in total current liabilities, which was represented by $202,240 in accounts payable, $215,794 of notes payable and $103,743 in related party accounts payable.  We also had $19,845 in related party notes payable as of September 30, 2007.  Therefore, as of September 30, 2007, we had total liabilities of $541,622. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenues.  We had no revenue for the three months ended September 30, 2007 or for the three months ended September 30, 2006.

Operating Expenses and Net Loss. We had a loss from operations of $65,301 for the three months ended September 30, 2007, as compared to a loss from operations of $25,792 for the three months ended September e 30, 2006. For the three months ended September 30, 2007, our operating expenses were comprised of consulting fees in the amount of $25,937 and general and administrative expenses of $33,017. We also had $6,347 in interest expense. Therefore, our net loss for the three months ended September 30, 2007 was $65,301, as compared to a net loss of $25,792 for the three months ended September 30, 2006. The increase in net loss between the three month periods ended September 30, 2007 and 2006 is primarily due to increases in consulting fees and general and administrative expenses, which resulted from rescinding of the X-Treme Oilfield Communications deal, and additional consulting fees incurred.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenues.  We had no revenue for the nine months ended September 30, 2007 or for the nine months ended September 30, 2006.

Operating Expenses and Net Loss. We had a loss from operations of $346,840 for the nine months ended September 30, 2007, as compared to a loss from operations of $179,026 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our operating expenses were comprised of consulting fees in the amount of $105,590, compensation expense of $145,000 and general and administrative expenses of $76,104. The compensation expense was due to the issuance of 500,000 shares to Phil van Angeren, which have been valued at the market price of $0.29. We also had $20,146 in interest expense. Therefore, our net loss for the nine months ended September 30, 2007 was $346,840, as compared to a net loss of $179,026 for the nine months ended September 30, 2006. The increase in net loss between the nine month periods ended September 30, 2007 and 2006 is primarily due to increases in consulting fees and general and administrative expenses, which resulted from rescinding of the X-Treme Oilfield Communications deal, and additional consulting fees incurred

Our Plan of Operation for the Next Twelve Months.We plan to acquire mineral properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  We are currently seeking mineral properties in the areas of uranium, gold, silver and copper with a focus on North American interests.

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

We had cash of $3,839 as of September 30, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  In February 2007 and in reliance on the exemption from registration under Regulation S and Rule 506 of Regulation D, we sold 2,653,640 shares at $0.05 for total proceeds of $132,682, which we are using for working capital.

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

Royal Quantum Group, Inc. a Nevada corporation

Date: November 29, 2007	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
Principal executive officer
Principal accounting officer
President, CEO and a director

Date: November 29, 2007	By:	/s/ Roger Janssen
Roger Janssen
Vice-President, Secretary and a director