Form 10KSB
period 2007-12-31
ROYAL QUANTUM GROUP INC
filed 2008-04-02
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2007

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
Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 5, 2008, approximately $15,638,135.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2008, there were 40,965,338 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Our Business. Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of mineral or oil and gas and resource properties located within favorable geo-political climates.

Our Properties. We currently do not own any property, nor do we hold any mining claims or other interests in any real property.

In May 2007, we entered into a Purchase Agreement (“Agreement”) with U3, LLC (“U3”) to acquire a 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles southwest of Casper, Wyoming.  We paid $10,000 to U3 when we executed the Agreement on May 28, 2007.

On July 18, 2007, the Agreement was amended to specify that we make the following payments to U3 when the claim numbers (“WMC numbers”) were issued by the Bureau of Land Management (“BLM”) on each claim, and on each of an additional 100 claims within a three-mile radius of the claims:

•	$50,000 on or before October 1, 2007;
•	$50,000 on or before November 1, 2007;
•	$50,000 on or before December 1, 2007; and
•	$70,000 on or before January 15, 2008.

The Amendment also provided for a closing on or before September 3, 2007.

Pursuant to the Agreement, we also agreed to issue 1,000,000 restricted shares of our common stock to U3 when the claims were transferred to us, clear of any liens or encumbrances.  In addition, we agreed to begin a $150,000 work program on the Sheep Mountain Claim block before June 1, 2008, with the option to undertake an additional $150,000 work program on the claims if we paid an additional $200,000 in cash to U3 and issue an additional 500,000 restricted shares of our common stock to U3. Provided we elect to continue on or before June 1, 2009, we agreed to pay U3 a final $200,000 and issue an additional 1,250,000 restricted shares of our common stock to U3 and reserve a 2% NSR for U3 on any production from the claims. The Agreement also provides that we will register the shares we issued to U3 if we close a financing of more than $1,000,000. If we drop the claims at any point, the claims are transferred back to U3.

However, we later agreed with U3 not to continue to acquire the claims as outlined above, due to delays in receiving WMC numbers on the claims, and we have requested U3 return the $10,000 as per the agreement terms.  We did not issue any shares pursuant to this Agreement and as of the date of this report have also not received the $10,000.

Subsequent to the period covered by this report, we have acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio, which includes 171 producing wells. The closing date of the transaction is on or before March 31, 2008 and is subject to financing.  We are now in discussions to extend the closing date.

Our Competition. The competition for acquiring mineral or oil and gas and resource properties for exploration and development is intense. We may not be able to compete successfully against current or future competitors. Our competitors vary in size and in the scope and breadth of the services they can offer to potential merger or acquisition candidates. We encounter competition from a variety of companies. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral or oil and gas claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals or other oil and gas resources on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral or oil and gas claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral or oil and gas claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting our ability to process our ore and eventually market it. At this point in time we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims or other resources on oil and gas claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining or oil and gas companies. Success will largely depend on our ability to attract talent from the field and our ability to fund our operations. There is no assurance that our operations and expansion plans will be realized.

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

We are committed to complying with and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral or oil and gas properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of our mineral or oil and gas properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Our Research and Development. We are not currently conducting any research and development activities other than property explorations and assessments. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into relationship additional with third parties. None of these costs will be borne by our customers, however.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties.
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

Employees. As of March 5, 2008, we have no full-time employees and no part-time employees. We believe we may need to hire three additional employees in the next twelve months. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

Our Facilities.  Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.  Our telephone number is (403) 288-4321.

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

As of December 31, 2007, our net loss since inception was $3,659,899. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 55% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, directors and principal shareholders beneficially own, in the aggregate, approximately 55% of our outstanding shares of common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of December 31, 2007 and 2006, we held no real property and do not presently own any interests in real estate, mining or otherwise.

Our Facilities.  Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.  Our telephone number is (403) 288-4321.

Item 3. Legal Proceedings.

There are currently no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. Our common stock is listed on the OTC Bulletin Board under the symbol "RYQG". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Quarter ended:	High	Low
December 31, 2007	0.115	0.115
September 30, 2007	0.19	0.112
June 30, 2007	0.27	0.26
March 31, 2007	0.21	0.19
December 31, 2006	0.05	0.045
September 30, 2006	0.055	0.045
June 30, 2006	0.06	0.06
March 31, 2005	0.07	0.05

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

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. We had 39,095,338 shares of common stock issued and outstanding as of December 31, 2007, which were held by approximately 90 shareholders.

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

On September 29, 2005, while operating under our previous business plan, we sold certain assets related to designing, building and selling yachts (the “Assets”) to Shahhid Vohra, our former Vice-President and Secretary.  As consideration for the Assets Mr. Vohra agreed to allow us to cancel 9,000,000 shares, of our common stock that were beneficially owned by Mr. Vohra.  These shares were originally issued to Mr. Vohra as consideration when we purchased the Assets from Mr. Vohra in November 2002.  The Assets included, among other things, yacht models, a hull display, yacht blue prints, the content of our website, the domain name www.platinumsuperyachts.com and the rights to the name Platinum SuperYachts, Inc.

On October 4, 2005, we issued 14,970,000 shares of common stock to Santeo Financial Corporation ("Santeo") in exchange for the cancellation of $149,700 we owed to Santeo.  Ron Ruskowsky, our Director, President and Chief Executive Officer, is an affiliate of Santeo.

Also, on October 4, 2005, we issued 2,000,000 shares of common stock to Roger Janssen as compensation for services rendered as a director.

On June 14, 2006, we issued 2,500,000 shares of common stock to Keith Campbell in total satisfaction of a shareholder loan in the principal amount of $25,000.00.  The securities were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933.

In February 2007 and in reliance on the exemption from registration under Regulation S, we sold 2,653,640 shares at $0.05 for a total of $132,682. We used those funds for working capital.

On May 9, 2007 we issued 500,000 shares to Phil van Angeren as compensation for his assuming the position of Exploration Manager of the Corporation. These shares have been valued at the market price of $0.29.  Compensation expense of $145,000 has been booked on the accompanying Statement of Operations.

On June 26, 2007, we issued 333,333 shares of common stock to Randall Lanham in total satisfaction of legal fees in the amount of $20,000.

Subsequent to the period covered by this report, in February 2008 and in reliance on the exemption from registration under Regulation S, we sold 1,820,000 shares at $0.10 for a total of $182,000. We used those funds for working capital. Also, in March 2008, we issued 50,000 shares of common stock to M2 Law Professional Corporation in total satisfaction of legal fees in the amount of $50,000.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information that would have been in a registration statement in reliance on the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

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

Overview ..  Our focus is to acquire near term cash flow producing mining projects for exploration and development with the intent to bring the projects to feasibility.

As of December 31, 2007, we are in the development stage and have not commenced our planned principal operations. As a development stage company, we have had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the Company have been confirmed as of the date of this report.

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

Our current focus is on the acquisition, exploration and development of mineral resource properties located within favorable geo-political climates.

For the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Results of Operations.

Revenues.  The Company had no revenue for the year ended December 31, 2007 or for the year ended December 31, 2006.

Operating Expenses and Net Loss. The Company’s net loss from operations of $351,623 for the year ended December 31, 2007 was comprised of general and administrative expenses of $85,820, consulting fees in the amount of $120,803, and compensation expense of $145,000. The Company also had $63,509 in total other expenses, including $37,927 in foreign currency exchange loss and $25,582 represented by net interest. Therefore, the Company’s net loss from continuing operations was $415,132.  As the Company had no net income or loss from discontinued operations, its net loss for the year ended December 31, 2007 was $415,132.  In comparison to the year ended December 31, 2006,   The Company’s net loss from operations of $134,872 was comprised of general and administrative expenses of $68,643 and consulting fees in the amount of $66,229.  The Company also had $264,039 in total other expenses, including $147,986 in write-down of assets, and $116,053 represented by net interest. Therefore, the Company’s net loss from continuing operations for year ended December 31, 2006 was $398,911.

Liquidity and Capital Resources.   The Company had cash of $3,448 as of December 31, 2007, as compared to $340 as of December 31, 2006.  As of the year ended December 31, 2007, the Company also had fixed assets of $1,296, represented by furniture and fixtures of $1,851 less accumulated depreciation of $555 as compared to the year ended December 31, 2006, the Company had fixed assets of $1,666, represented by furniture and fixtures of $1,851 less accumulated depreciation of $185.  The Company also had $1 in intangible assets and $1 in total other assets for both years, which was represented solely by the Company’s E-learning System.

For the year ended December 31, 2007, the Company had $563,587 in total current liabilities, which was represented by $184,342 in accounts payable, $259,157 in demand notes payable, and $120,088 in related party accounts payable.  This is in comparison to the year ended December 31, 2006, where the Company had $426,341 in total current liabilities, which was represented by $142,126 in accounts payable, $196,330 in demand notes payable, and $87,885 in related party accounts payable.  For the year ended December 31, 2007, the Company also had $25,845 represented by related party notes payable, for total liabilities of $601,008.  This is in comparison to the year ended December 31, 2006, where the Company had $32,902 represented by related party notes payable, for total liabilities of $459,243.  The Company had no other long term liabilities, commitments or contingencies.  The Company is not aware of any other known trends, events or uncertainties which may affect its future liquidity.

Our Plan of Operation for the Next Twelve Months.   Our focus is to acquire mineral or oil and gas and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $3,448 as of December 31, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  Subsequent to the period covered by this report, in March 2008 and in reliance on the exemption from registration under Regulation S, the Company sold 1,820,000 shares at $0.10 for a total of $182,000. The Company will use these funds for working capital.

Subsequent to the period covered by this report, we acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio, which includes 171 producing wells. The closing date of the transaction is on or before March 31, 2008 and is subject to financing.  The company is now in discussions to extend the closing date.

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

In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 55% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock. However, our officers, directors and principal shareholders are not committed to contribute additional capital.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our property interests or holdings, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Royal Quantum Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Royal Quantum Group (a development stage company) as of December 31, 2007, and 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007, and 2006, and the cumulative since August 23, 2002 (inception) to December 31, 2007, and the statement of stockholder’s equity since August 23, 2002 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc (a development stage company) as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006 and the cumulative since August 23, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $3,660,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah March 31, 2008

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED  BALANCE SHEETS

	December 31,
ASSETS	2007	2006
Current Assets:
Cash & Cash Equivalents	$3,448	$340
Loan receivable	-	-
Total Current Assets	3,448	340

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(555)	(185)
Total Fixed Assets	1,296	1,666

Other Assets:
Intangible Assets	1	1
Investment in Mineral Property	10,000	-
Total Other Assets	10,001	1

Total Assets	$14,745	$2,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$184,342	$142,126
Notes Payable	259,157	196,330
Related Party Payables	120,088	87,885
Total Current Liabilities	563,587	426,341

Shareholder Loans	25,845	32,902
Total Liabilities	589,432	459,243

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 39,095,338 and 35,608,365
Shares at December 31, 2007 and Dec 31, 2006	39,095	35,608
Paid-in Capital	3,046,117	2,751,923
Deficit Accumulated During the
Development Stage	(3,659,899)	(3,244,767)
Total Stockholders' Equity	(574,687)	(457,236)

Total Liabilities and Stockholders' Equity	$14,745	$2,007

The accompanying notes are an integral part of these financials statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative since
	For the twelve months ended		August 23, 2002
	December 31,		inception of
	2007	2006	development stage

Revenues	$-	$-	-
Total Revenues	-	-	-

Expenses:
Consulting Fees	120,803	66,229	809,577
Compensation Expense	145,000	-	273,790
General & Administrative	85,820	68,643	414,722

Loss from Operations	(351,623)	(134,872)	(1,498,089)

Other Income (Expenses)
Write-down of Assets	-	(147,986)	(147,986)
Foreign currency exchange loss	(37,927)	-	(37,927)
Interest (Expense)	(25,582)	(116,303)	(142,121)
Interest Income	-	250	263
Total Other Income (Expense)	(63,509)	(264,039)	(327,771)

Net Loss from Continuing Operations	$(415,132)	$(398,911)	(1,825,860)

Discontinued Operations
Loss from operation of discontinued component	-	-	(1,967,294)
Gain on disposal,net of tax effect of $0	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	(1,834,039)

Net Loss	(415,132)	(398,911)	(3,659,899)

Basic and Diluted Loss Per Share
Continuing Operations	(0.01)	(0.01)
Discontinued Operations	0.00	0.00
Loss per share	(0.01)	(0.01)

Weighted Average Shares Outstanding	38,026,889	34,485,077

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY

					Deficit
					Accumulated Since
					August 23, 2002
			Paid-in	Retained	Inception of
	Shares	Par Value	Capital	Deficit	Development Stage
Balance at August 23, 2002
(Inception)	14,000,000	$14,000	$-	$-	$-
Issued stock in an asset acquisition
agreement	10,000,000	10,000	2,233,000	-	-
Issued stock in association with
plan of reorganization	858,365	858	(72,260)	-	-
Net Loss	-	-	-	-	(65,638)
Balance at December 31, 2002	24,858,365	$24,858	$2,160,740	$-	$(65,638)

Issued stock in association with private
placement	10,000	10	14,990	-	-
Issued stock in exchange for services	170,000	170	370,430	-	-
Net Loss	-	-	-	-	(825,198)
Balance at December 31, 2003	25,038,365	$25,038	$2,546,160	$-	$(890,836)

Issued stock in exchange for cash	100,000	100	49,900	-	-
Contributed capital	-	-	2,842	-	-
Net Loss	-	-	-	-	(1,785,953)
Balance at December 31, 2004	25,138,365	$25,138	$2,598,902	$-	$(2,676,789)
Issued stock in exchange for services	8,164,118	8,164	120,627	-	-
Issued stock for cancellation of debt	8,805,882	8,806	140,894	-	-
Cancelled stock in connection	(9,000,000)	(9,000)	(234,000)	-	-
with disposition of assets
Net Loss	-	-	-	-	(169,067)
Balance at December 31, 2005	33,108,365	$33,108	$2,626,423	$-	$(2,845,856)

Stock issued for purchase of X-treme	250,000	250	2,250	-	-
Issued stock for cancellation of debt	2,500,000	2,500	122,500	-	-
Stock cancelled on X-treme rescission	(250,000)	(250)	(2,250)	-	-
Contributed Capital	-	-	3,000	-	-
Net Loss	-	-	-	-	(398,911)
Balance at December 31, 2006	35,608,365	$35,608	$2,751,923	$-	$(3,244,767)

Stock issue for cash	2,653,640	2,654	130,027	-	-
Issued stock in exchange for services	500,000	500	144,500
Issued stock in exchange for services	333,333	333	19,667
Net Loss	-	-	-	-	(415,132)
Balance at December 31, 2007	39,095,338	$39,095	$3,046,117	$-	$(3,659,899)

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(FORMERLY PLATINUM SUPERYACHTS,  INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative since
	For the twelve months ended		August 23, 2002
	December 31,		inception of
	2007	2006	development stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(415,132)	$(398,911)	$(3,659,899)
Net Income/(Loss)from Disconued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	370	185	555
Stock issued for interest	-	100,000	100,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	145,000	-	644,390
Foreign currency exchange loss	37,927	-	37,927
Increase (decrease) in interest on notes payable	24,900	10,535	35,435
Increase (decrease) in accounts payable	62,215	39,423	347,521
Increase (decrease) in related party accounts payable	32,203	57,807	90,010
Net cash provided (used in) continuing activities	(112,517)	(190,961)	(812,780)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(112,517)	(190,961)	(426,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	(10,000)	-	(10,000)
Purchase of fixed assets	-	(1,851)	(1,851)
Net cash provided by (used in) investing activities	(10,000)	(1,851)	(11,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	14,625	13,057	136,027
Payment on shareholder loans	(21,682)	(7,500)	(82,182)
Proceeds from notes payable	-	185,795	185,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	132,682	-	199,082
Net cash provided by (used in) financing activities	125,625	191,352	441,564

Net (Decrease) increase in Cash and Cash Equivalents	3,108	(1,460)	3,448
Cash and Cash Equivalents at Beginning of Period	340	1,800	-
Cash and Cash Equivalents at End of Period	$3,448	$340	$3,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$145,000	$-	$594,390
Stock issued for cancellation of debt	$-	$25,000	$174,700
Shareholder loans converted to paid in capital	$-	$3,000	$3,000
Stock issued for Accounts Payable	$20,000	$-	$20,000

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $3,660,000 for the period from August 23, 2002 (inception of development stage) to December 31, 2007, has a liquidity problem, and as of December 31, 2007 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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
FOR THE YEAR DECEMBER, 2007 AND 2006

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

As of December 31, 2007, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of mineral and resource properties located within favorable geo-political climates.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Furniture & Fixtures	$1,851	$1,851
Less accumulated depreciation	(555)	(185)

Total	$1,296	$1,666

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the twelve months ended December 31, 2007 and 2006 was $370 and $185 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

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

Intangible Assets consisted of the following at December 31, 2007 and December 31, 2006:

	December 31,	December 31,
Intangible Asset	2007	2006	Amortization Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the twelve months ended December 31, 2007 and December 31, 2006 was $0 and $0 respectively.

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
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents in the amount of $3,448 and $340 as of December 31, 2007 and 2006 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2007 and 2006.

Stock Compensation for Non-Employees

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.  Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation for Non-Employees (Continued)

multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2007 and 2006.

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
FOR THE YEAR DECEMBER, 2007 AND 2006

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

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,658,788 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$3,963,988	$3,832,138
Accrued Consulting Fees	39,251	29,881
Valuation Allowance	(4,003,239)	(3,862,019)
	$-	$-

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 2 - INCOME TAXES (Continued)

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$(141,145)	$(135,630)
Excess Capital Losses over Capital Gains	-	50,315
Accrued Consulting Fees	-	(20,454)
Depreciation	(75)	(62)
Increase (Decrease) in Valuation Allowance	141,220	105,831
	$-	$-

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

NOTE 4 – INVESTMENT IN MINERAL PROPERTY

In May 2007, the company entered into a Purchase Agreement (“Agreement”) to acquire from U3, LLC (“Seller”) 100% interest in 1,540 acres that consist of 77 claims of prospective Uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles SW of Casper Wyoming.  On May 28, 2007, we paid $10,000 to the Seller on the execution of Agreement.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 4 – INVESTMENT IN MINERAL PROPERTY (Continued)

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

The Company and U3 elected not to continue with the agreement to acquire the claims as outlined due to delays in receiving WMC numbers on the claims, and the Company has requested the return of the $10,000 from U3 as per the agreement terms.  The company did not issue any shares pursuant to this agreement and as of the date of this report has not received the $10,000.

NOTE 5 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes. For the year ended December 31, 2007 and 2006 the Company had $15,312 and $13,592 respectively in rent expense.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 6 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States (a)	2004 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

As of December 31, 2007 and 2006, the Company owed Santeo Financial $118,743 and $87,885 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2007 and 2006, the Company owed Roger Janssen $1,345 and $0 respectfully for services paid directly by Roger.

As of December 31, 2007 and 2006, shareholders have advanced the Company $25,485 and $32,902, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

NOTE 8 - COMMON STOCK AND WARRANTS

On June 26, 2007 the Company issued 333,333 shares of common stock to Randall Lanham in total satisfaction of legal fees in the amount of $20,000.

On May 9, 2007 the company issued 500,000 shares to Phil van Angeren as compensation for his assuming the position of Exploration Manager of the Corporation. These shares have been valued at the market price of $0.29.  Compensation expense of $145,000 has been booked on the accompanying Statement of Operations.  $145,000 has been booked on the accompanying Statement of Operations.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 8 - COMMON STOCK AND WARRANTS (Continued)

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

NOTE 9 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of December 31, 2007, the amount owing on the notes is $259,157 which consists of principal in the amount of $216,568 and interest of $42,589.

NOTE 10 - DISCONTINUED OPERATIONS

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
FOR THE YEAR DECEMBER, 2007 AND 2006

NOTE 11 – RESCISSION OF ACQUISITION

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

NOTE 12 – SUBSEQUENT EVENTS

In March 2008, the Company issued 1,820,000 shares in a private placement for $0.10 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.10 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.15 for a period of 18 months from closing of the private placement,  resulting in the Company receiving $182,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company is using those funds for working capital.

The company has acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio, which includes 171 producing wells. The closing date of the transaction is on or before March 31, 2008 and is subject to financing.  The company is now in discussions to extend the closing date.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A(T) Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ron Ruskowsky Suite #145, 251 MidPark Blvd S.E. Calgary, AB T2X 1S3 Canada	40	President, CEO and Principal Accounting Officer Director
Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	44	Vice-President, Secretary Director
Phillip van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	51	Exploration Manager, Director

Ron Ruskowsky, President, CEO and Principal Accounting Officer, Director.  Mr. Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 22 years.  Mr. Ruskowsky has been a director of the Company since October 1, 2002.

Roger Janssen, Vice-President, Secretary, Director.  Mr. Janssen has over twenty one years of experience in the manufacturing industry. For the past seventeen years he has owned and operated his own business, which produces aeronautical and marine components, in the greater Seattle area, with clients, including; Boeing, Microsoft, Starbucks Corporation Precor and Eldec.  Mr. Janssen has guided several manufacturing companies during their start up phase and has traveled internationally as a manufacturing consultant. Mr. Janssen has been a director of the company since October 1, 2002.

Phil van Angeren, P.Geol. - Exploration Manager, Director. Mr. van Angeren is a graduate from McGill University with a BSc. Honors degree in geology.  He has over 25 years of experience in managing exploration and development programs in precious metal and oil and gas throughout North and South America. Mr. van Angeren has been a director of the company since May 2007.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to the Company's Corporate Secretary, Roger Janssen, at Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert.  The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee.  We do not have an Audit Committee, our Board of Directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2007 and 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Ron Ruskowsky President and CEO, Director	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Roger Janssen Vice-President and Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

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

Long-Term Incentive Plans. As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Ron Ruskowsky President, CEO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Roger Janssen, Vice-President, Secretary	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky	0	0	0	0	0	0	0
Roger Janssen	0	0	0	0	0	0	0
Phil van Angeren	0	145,000(1)	0	0	0	0	0

(1)	We issued Phil van Angeren 500,000 shares of common stock on May 9, 2007 as compensation for services rendered as a director and his agreement to serve as the Exploration Manager.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ron Ruskowsky (1) Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada	18,470,000 Shares President, CEO and Principal Accounting Officer, Director	45.1%
Common Stock	Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	2,500,000 Shares Secretary and Vice-President Director	6.1%
Common Stock	Phil van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	500,000 Shares Exploration Manager Director	1.2%
Common Stock	All directors and named executive officers as a group	21,470,000	52.4% (2)

(1)	14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispostive power over these shares.
(2)	Figures vary due to rounding

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. Effective May 9, 2007, we issued 500,000 restricted shares to Phil van Angeren, our Exploration Manager. These shares have been valued at the market price of $0.29 per share.  Compensation expense of $145,000 has been booked on the accompanying Statement of Operations.

On May 8, 2006, we paid $7,500 to Shahhid Vohra, our  former officer, for settlement of an outstanding shareholder loan owing to Mr. Vohra in the amount of $10,500.

On June 14, 2006, we issued 2,500,000 shares of common stock to Keith Campbell, a shareholder, in total satisfaction of a shareholder loan in the principal amount of $25,000 and interest of $100,000.  The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

As of December 31, 2007, we owed Roger Janssen $1,345 for services paid directly by Mr. Janssen.

As of December 31, 2007 and December 31, 2006, we owed Santeo Financial $118,743 and $87,885 respectively, for consulting services.  Ron Ruskowsky, our President and CEO, is an affiliate of Santeo Financial.

Currently we have an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange for which we pay a consultant fee of $5,000 per month.

As of December 31, 2007 and December 31, 2006, shareholders have advanced us $25,845 and $32,902, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,085 and $16,440, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2007 and December 31, 2006, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $130 and $45, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Calgary, Alberta, Canada, on March 31, 2008.

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

By:	/s/ Ron Ruskowsky	March 31, 2008
Its:	Ron Ruskowsky Director

By:	/s/ Roger Janssen	March 31, 2008
Its:	Roger Janssen Director

By:	/s/ Phil van Angeren	March 31, 2008
Its:	Phil van Angeren Director