Form 10-Q
period 2008-03-31
ROYAL QUANTUM GROUP INC
filed 2008-05-14
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3
(Address of principal executive offices)

(402) 288-4321
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 13, there were 41,190,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2008	2007
Current Assets:
Cash & Cash Equivalents	$46,151	$3,448
Loan receivable	-	-
Total Current Assets	46,151	3,448

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(648)	(555)
Total Fixed Assets	1,203	1,296

Other Assets:
Intangible Assets	1	1
Mineral Property & Deferred Expenditures	10,000	10,000
Total Other Assets	10,001	10,001

Total Assets	$57,355	$14,745

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$189,207	$184,342
Notes Payable	256,772	259,157
Related Party Payables	125,041	120,088
Total Current Liabilities	571,020	563,587
Shareholder Loans	19,845	25,845
Total Liabilities	590,865	589,432

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 40,915,338 and 39,095,338
Shares at March 31, 2008 and Dec 31, 2007	40,915	39,095
Paid-in Capital	3,226,297	3,046,117
Deficit Accumulated During the
Development Stage	(3,800,722)	(3,659,899)
Total Stockholders' Equity	(533,510)	(574,687)

Total Liabilities and Stockholders' Equity	$57,355	$14,745

The accompanying notes are an integral part of these financial statement.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			since
			August 23,
			2002
	For the three months ended		inception of
	March 31,		development
	2008	2007	stage

Revenues	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Consulting Fees	120,000	53,022	929,577
Compensation Expense	-	-	273,790
General & Administrative	23,207	10,482	437,929

Loss from Operations	(143,207)	(63,504)	(1,641,296)

Other Income (Expenses)
Write-down of Assets	-	-	(147,986)
Foreign currency exchange gain (loss)	10,237	-	(27,690)
Interest (Expense)	(7,853)	(6,491)	(149,974)
Interest Income	-	-	263
Total Other Income (Expense)	2,384	(6,491)	(325,387)

Net Loss from Continuing Operations	$(140,823)	$(69,995)	$(1,966,683)

Discontinued Operations
Loss from operation of discontinued component	-	-	(1,967,294)
Gain on disposal,net of tax effect of $0	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	(1,834,039)

Net Loss	$(140,823)	$(69,995)	$(3,800,722)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	0.00	0.00
Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	39,215,338	35,962,184

The accompanying notes are an integral part of these financial statement.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
			since
			August 23,
			2002
	For the three months ended		inception of
	March 31,		development
	2008	2007	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(140,823)	$(69,995)	$(3,800,722)
Net Income/(Loss)from Disconued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	93	93	648
Stock issued for interest	-	-	100,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	-	-	644,390
Foreign currency exchange loss (gain)	(10,237)	-	27,690
Increase (decrease) in interest on notes payable	7,852	5,809	43,287
Increase (decrease) in accounts payable	4,865	(3,514)	352,386
Increase (decrease) in related party accounts payable	4,953	3,022	94,963
Net cash provided (used in) continuing activities	(133,297)	(64,585)	(946,077)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(133,297)	(64,585)	(559,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	-	(10,000)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	-	-	(11,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	8,625	136,027
Payment on shareholder loans	(6,000)	(21,682)	(88,182)
Proceeds from notes payable	-	-	185,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	182,000	132,682	381,082
Net cash provided by (used in) financing activities	176,000	119,625	617,564

Net (Decrease) increase in Cash and Cash Equivalents	42,703	55,040	46,151
Cash and Cash Equivalents at Beginning of Period	3,448	340	-
Cash and Cash Equivalents at End of Period	$46,151	$55,380	$46,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$-	$594,390
Stock issued for cancellation of debt	$-	$-	$174,700
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payble	$-	$-	$20,000

The accompanying notes are an integral part of these financial statement.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Royal Quantum Group, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $3,801,000 for the period from August 23, 2002 (inception of development stage) to March 31, 2008 has a liquidity problem, and as of March 31, 2008 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

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

The Company has been in the development stage since August 23, 2002.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of mineral and resource properties located within favorable geo-political climates.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Furniture & Fixtures	$1,851	$1,851 -
Less accumulated depreciation	(648)	(555)

Total	$1,203	$1,296

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the three months ended March 31, 2008 and the year end December 31 2007 was $93 and $370 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

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

Intangible Assets consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
Intangible Asset	2008	2007	Amortization Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the three months ended March 31, 2008 and December 31, 2007 was $0 and $0 respectively.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $46,151 and $3,448 as of March 31, 2008 and December 31, 2007 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at March 31, 2008 and 2007.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

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

NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,670,364 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$3,967,923	$3,832,138
Accrued Consulting Fees	39,251	29,881
Valuation Allowance	(4,007,174)	(3,862,019)
	$-	$-

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 2 - INCOME TAXES (Continued)

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$(145,081)	$(135,630)
Excess Capital Losses over Capital Gains	-	50,315
Accrued Consulting Fees	-	(20,454)
Depreciation	(74)	(62)
Increase (Decrease) in Valuation Allowance	145,155	105,831
	$-	$-

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

NOTE 4- INVESTMENT IN OIL & GAS PROPERTY

The company has acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio, which includes 171 producing wells. The closing date of the transaction is on or before May 31, 2008 and is subject to financing.

In February of 2008 the company signed an agreement with First Diversified Financial Services (FDFS) and Launchpad Capital to assist the company in securing the necessary capital for the Anderson Oil and Gas project acquisition.  The agreement requires payment of USD $100,000 to FDFS as well as 3% of any cash received and 2% of any debt financing completed as a result of FDFS efforts.  Launchpad Capital is to receive a fee of 3.5% of the debt and/or equity portion of the funding received by the company as a result of their efforts.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 5 – INVESTMENT IN MINERAL PROPERTY

In May 2007, we entered into a Purchase Agreement (“Agreement”) with U3, LLC (“U3”) to acquire a 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles southwest of Casper, Wyoming.  We paid $10,000 to U3 when we executed the Agreement on May 28, 2007. However, we later agreed with U3 not to continue to acquire the claims, due to delays in receiving WMC numbers on the claims, and we have requested U3 return the $10,000 as per the agreement terms.  We did not issue any shares pursuant to this Agreement and as of the date of this report have also not received the $10,000.

NOTE 6 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes. For the three months ended March 31, 2008 the Company had $750 in rent expense.

NOTE 7 - UNCERTAIN TAX POSITIONS

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 7 - UNCERTAIN TAX POSITIONS - CONTINUED

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2008 and December 31, 2007, the Company owed Santeo Financial $123,696 and $118,743 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of March 31, 2008 and December 31, 2007 the Company owed Roger Janssen $1,345 for services paid directly by Roger.

As of March 31, 2008 and December 31, 2007 , shareholders have advanced the Company $19,845 and $25,485, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 10 - COMMON STOCK AND WARRANTS

In April of 2008 we issued 125,000 shares of restricted stock along with a $25,000 cash payment in consideration for an extension on the Anderson Oil & Gas property to May 30, 2008.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 10 - COMMON STOCK AND WARRANTS – (CONTINUED)

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

NOTE 11 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of March 31, 2008 the amount owing on the notes is $256,772 which consists of principal in the amount of $208,265 and interest of $48,507.

NOTE 12 - DISCONTINUED OPERATIONS

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 13 – RESCISSION OF ACQUISITION

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

NOTE 14 – SUBSEQUENT EVENTS

In May 2008, the Company issued 580,000 shares in a private placement for $0.25 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.25 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.40 for a period of 12 months from closing of the private placement, resulting in the Company receiving $145,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company is using those funds for working capital.

In April of 2008 the company issued 100,000 shares in a private placement for $.25 per share which resulted in the Company receiving $25,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company is using those funds for working capital.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Overview .  Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of oil and gas and mineral properties located within favorable geo-political climates.

In February 2007 and in reliance on the exemption from registration under Regulation S, we sold 2,653,640 shares at $0.05 for a total of $132,682. We used those funds for working capital.

In May 2007, we entered into a Purchase Agreement (“Agreement”) with U3, LLC (“U3”) to acquire a 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles southwest of Casper, Wyoming.  We paid $10,000 to U3 when we executed the Agreement on May 28, 2007. However, we later agreed with U3 not to continue to acquire the claims, due to delays in receiving WMC numbers on the claims, and we have requested U3 return the $10,000 as per the agreement terms.  We did not issue any shares pursuant to this Agreement and as of the date of this report have also not received the $10,000.

In May 2007, we appointed Phil van Angeren, P. Geol as our Exploration Manager and as a member of our board of directors. Mr. van Angeren is responsible for our property acquisition and development. Mr. van Angeren, 51, has been the exploration manager and a director of a junior Canadian exploration and development company for the past 5 years.  He has over 25 years of experience in exploration of uranium and precious metals in North America.   Mr. van Angeren is a graduate from McGill University with a BSc. Honors degree in geology, which he earned in 1977.  We issued Mr. van Angeran 500,000 shares of our common stock, equivalent to approximately 1.2% of our issued and outstanding shares.

On June 26, 2007, we issued 333,333 shares of common stock to Randall Lanham in total satisfaction of legal fees in the amount of $20,000.

The company has acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio, which includes 171 producing wells. The closing date of the transaction has been extended to May 30, 2008 and is subject to financing.

In February 2008 and in reliance on the exemption from registration under Regulation S, we sold 1,820,000 shares at $0.10 for a total of $182,000, which we are using for working capital.

In February of 2008 the company signed an agreement with First Diversified Financial Services (FDFS) and Launchpad Capital to assist the company in securing the necessary capital for the Anderson Oil and Gas project acquisition.  The agreement requires payment of USD $100,000 to FDFS as well as 3% of any cash received and 2% of any debt financing completed as a result of FDFS’s efforts.  Launchpad Capital is to receive a fee of 3.5% of the debt and/or equity portion of the funding received by the company as a result of their efforts.

In April of 2008 we issued 125,000 shares of restricted stock along with a $25,000 cash payment in consideration for an extension on the Anderson Oil & Gas property to May 30, 2008.

In April of 2008 and in reliance on the exemption from registration under Regulation S, we sold 680,000 shares at $0.25 for a total of $170,000 which we are using for working capital.

Liquidity and Capital Resources.   We had cash of $46,151 as of March 31, 2008, all of which comprised our total current assets. In April of  2008 and in reliance on the exemption from registration under Regulation S, we sold 680,000 shares at $0.25 for a total of $170,000. We used those funds for working capital. As of the three month period ended March 31, 2008, we also had fixed assets of $1,203, represented by furniture and fixtures of $1,851 less accumulated depreciation of $648. The decrease in total fixed assets is due solely to depreciation.  We also had $1 in intangible assets and $1 in total other assets, which was represented by our E-learning System which is related to our former business and $10,000 for mineral property and deferred expenditures. Therefore, for the three month period ended March 31, 2008, we had total assets of $57,355.

For the three month period ended March 31, 2008, we had $571,020 in total current liabilities, which was represented by $189,207 in accounts payable, $256,772 notes payable and $125,041 in related party accounts payable.  We also had $19,845 in shareholder loans for the three months ended March 31, 2008.  Therefore, for the three months ended March 31, 2008, we had total liabilities of $590,865. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues.  We had no revenue for the three month period ended March 31, 2008 or for the three month period ended March 31, 2007.

Operating Expenses and Net Loss. We had a loss from operations of $143,207 for the three month period ended March 31, 2008, as compared to a loss from operations of $63,504 for the three month period ended March 31, 2007. For the three month period ended March 31, 2008, our operating expenses were comprised of general and administrative expenses of $23,207 and consulting fees in the amount of $120,000. We also had $7,853 in interest expense and a $10,237 foreign currency exchange gain. Therefore, our net loss for the three month period ended March 31, 2008 was $140,823 as compared to a net loss of $69,995 for the three month period ended March 31, 2007.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $46,151 as of March 31, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  In April 2008 and in reliance on the exemption from registration under Regulation S, we sold 680,000 shares at $0.25 for a total of $170,000, which we are using for working capital.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated explorations costs associated with the resource and mineral interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 52% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

Royal Quantum Group, Inc. a Nevada corporation

May 13 , 2008	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Principal Executive Officer Principal Accounting Officer President, CEO and a Director

May 13, 2008	By:	/s/ Roger Janssen
Roger Janssen Vice-President, Secretary and a Director