Form 10-Q
period 2008-06-30
ROYAL QUANTUM GROUP INC
filed 2008-08-18
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3
(Address of principal executive offices)

(403) 288-4321
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of July 24, 2008 there were 41,770,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,	Change
	2008	2007

ASSETS
Current Assets:
Cash & Cash Equivalents	$232,837	$3,448	229,389
Loan receivable	-	-	-
Total Current Assets	232,837	3,448	229,389

Fixed Assets:
Furniture & Fixtures	1,851	1,851	0
Less: Accumulated Depreciation	(740)	(555)	-185
Total Fixed Assets	1,111	1,296	-185

Other Assets:
Intangible Assets	1	1	0
Mineral Property & Deferred Expenditures	10,000	10,000	0
Oil Property & Deferred Expenditures	459,242	0	459,242
Total Other Assets	469,243	10,001	459,242

Total Assets	$703,191	$14,745	688,446

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$126,456	$184,342	-57,886
Notes Payable	841,890	259,157	582,733
Related Party Payables	97,370	120,088	-22,718
Total Current Liabilities	1,065,716	563,587
Shareholder Loans	19,845	25,845	-6,000
Total Liabilities	1,085,561	589,432	496,129

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 41,770,338 and 39,095,338
Shares at June 30, 2008 and Dec 31, 2007	41,770	39,095	2,675
Paid-in Capital	3,486,692	3,046,117	440,575
Deficit Accumulated During the
Development Stage	(3,910,832)	(3,659,899)	-250,933
Total Stockholders' Equity	(382,370)	(574,687)	192,317

Total Liabilities and Stockholders' Equity	$703,191	$14,745	0

The accompanying notes are an integral part of these financial statement.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					since
					August 23,
					2002
	For the three months ended		For the six months ended		inception of
	June 30,		June 30,		development
	2008	2007	2008	2007	stage

Revenues	$-	$-	$-	$	$-
	-	-	-	-	-

Expenses
Consulting Fees	30,808	26,631	150,808	79,653	960,385
Compensation Expense	-	145,000	-	145,000	273,790
General & Administrative	11,685	32,605	34,892	43,087	449,614

Loss from Operations	(42,493)	(204,236)	(185,700)	(267,740)	(1,683,789)

Other Income (Expenses)
Write-down of Assets	-	-	-	-	(147,986)
Foreign currency exchange gain (loss)	(2,337)	-	7,900	-	(30,027)
Interest (Expense)	(82,780)	(7,308)	(90,633)	(13,799)	(232,754)
Interest Income	-	-	-	-	263
Forgiveness of debt	17,500	-	17,500	-	17,500
Total Other Income (Expense)	(67,617)	(7,308)	(65,233)	(13,799)	(393,004)

Net Loss from Continuing Operations	$(110,110)	$(211,544)	$(250,933)	$(281,539)	$(2,076,793)

Discontinued Operations
Loss from operation of discontinued component	-	-	-	-	(1,967,294)
Gain pn disposal net of tax effect of $0	-	-	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	-	-	(1,834,039)

Net Loss	$(110,110)	$(211,544)	$(250,933)	$(281,539)	$(3,910,832)

Basic and Diluted Loss Per Share
Continuing Operations	0.00	(0.01)	(0.01)	(0.01)
Discontinued Operations	0.00	0.00	0.00	0.00
Loss per share	0.00	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding	41,478,580	38,550,894	40,346,959	37,262,094

The accompanying notes are an integral part of these financial statement.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			since
			August 23,
			2002
	For the six months ended		inception of
	June 30,		development
	2008	2007	stage

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(250,933)	$(281,539)	$(3,910,832)
Net Income/(Loss)from Discontinued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	185	185	740
Stock issued for interest	-	-	100,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	-	145,000	644,390
Forgiveness of debt	(17,500)	-	(17,500)
Foreign currency exchange loss (gain)	(7,900)	-	30,027
Increase (decrease) in interest on notes payable	90,633	13,117	126,068
Increase (decrease) in accounts payable	(7,886)	23,222	339,635
Increase (decrease) in related party accounts payable	(22,718)	4,096	67,292
Net cash provided (used in) continuing activities	(216,119)	(95,919)	(1,028,899)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(216,119)	(95,919)	(642,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	(10,000)	(10,000)
Investment in Oil Property	(400,492)	-	(400,492)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	(400,492)	(10,000)	(412,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	8,625	136,027
Payment on shareholder loans	(6,000)	(21,682)	(88,182)
Proceeds from notes payable	500,000	-	685,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	352,000	132,682	551,082
Net cash provided by (used in) financing activities	846,000	119,625	1,287,564

Net (Decrease) increase in Cash and Cash Equivalents	229,389	13,706	232,837
Cash and Cash Equivalents at Beginning of Period	3,448	340	-
Cash and Cash Equivalents at End of Period	$232,837	$14,046	$232,837
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$145,000	$653,140
Stock issued for investment in oil property	$58,750
Stock issued for cancellation of debt	$-	$-	$174,700
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payable	$50,000	$20,000	$70,000

The accompanying notes are an integral part of these financial statement.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Royal Quantum Group, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2008 and the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for the three and six months then ended.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $3,911,000 for the period from August 23, 2002 (inception of development stage) to June 30, 2008 has a liquidity problem, and as of June 30, 2008 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Furniture & Fixtures	$1,851	$1,851 -
Less accumulated depreciation	(740)	(555)

Total	$1,111	$1,296

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the six months ended June 30, 2008 and the year end December 31 2007 was $185 and $370 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

Intangible Assets consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
Intangible Asset	2008	2007	Amortization Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the six months ended June 30, 2008 and December 31, 2007 was $0 and $0 respectively.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $232,837 and $3,448 as of June 30, 2008 and December 31, 2007.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at June 30, 2008 and 2007.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $11,670,364 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE 4- INVESTMENT IN OIL & GAS PROPERTY

The company has acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio.  As at June 30, 2008 expenditures on the property total approximately $459,000. The closing date of the transaction is on or before July 31, 2008 and is subject to financing.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 5 – INVESTMENT IN MINERAL PROPERTY

In May 2007, we entered into a Purchase Agreement (“Agreement”) with U3, LLC (“U3”) to acquire a 100% interest in 1,540 acres that consist of 77 claims of prospective uranium property located adjacent to the Sheep Mountain Mine in Fremont County, Central Wyoming, approximately 90 miles southwest of Casper, Wyoming.  We paid $10,000 to U3 when we executed the Agreement on May 28, 2007. However, we later agreed with U3 not to continue to acquire the claims, due to delays in receiving WMC numbers on the claims, and we have requested U3 return the $10,000 as per the agreement terms.  We did not issue any shares pursuant to this Agreement and as of the date of this report have not received the $10,000.

NOTE 6 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes. For the six months ended June 30, 2008 the Company had $1500 in rent expense.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2008 and December 31, 2007, the Company owed Santeo Financial $96,025 and $118,743 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of June 30, 2008 and December 31, 2007 the Company owed Roger Janssen $1,345 for services paid directly by Roger.

As of June 30, 2008 and December 31, 2007, shareholders have advanced the Company $19,845 and $25,485, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 9 - COMMON STOCK AND WARRANTS

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

In April of 2008 we issued 125,000 shares of restricted stock recorded at $0.47 per share along with a $25,000 cash payment in consideration for an extension on the Anderson Oil & Gas property to May 30, 2008.

In March of 2008 we issued 50,000 shares to M2 Law in settlement of outstanding legal invoices totaling $50,000. The shares were recorded at $0.65 per share for a value of $32,500 and the difference of $17,500 was booked as forgiveness of debt.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 9 - COMMON STOCK AND WARRANTS – (CONTINUED)

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

NOTE 10 – NOTES PAYABLE

In June 2008 the company received a loan of $500,000 from a private investor.  The loan carries an interest rate of 15% and is due and payable on or before July 31, 2008.  The terms of the note allow for a 1% per week penalty up to a maximum of 10% at which time the note and all outstanding interest and penalties will be converted into 6,250,000 shares of the companies stock. The Lender has the right at his sole discretion, the ability to convert any unpaid debt, along with any interest due, into free-trading common stock of the Company at a conversion price of forty cents ($0.40) per share. As at June 30, 2008 the company has booked a $575,000 note payable consisting of principal in the amount of $500,000 and interest in the amount of $75,000.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 6 MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 10 – NOTES PAYABLE (continued)

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of June 30, 2008 the amount owing on the notes is $266,890 which consists of principal in the amount of $210,105 and interest of $56,785.

NOTE 11 – SUBSEQUENT EVENTS

As of July 31, 2008 the option for the acquisition of the Ohio Oil & Gas property has expired.  The company is in discussions with the land owners and is working to restructure an agreement for the property acquisition.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

In January of 2008 the company acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio. The closing date of the transaction has been extended to July 31, 2008 and is subject to financing.

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

In April of 2008 we issued 125,000 shares of restricted stock recorded at $0.47 per share along with a $25,000 cash payment in consideration for an extension on the Anderson Oil & Gas property to May 30, 2008.

In March of 2008 we issued 50,000 shares to M2 Law in settlement of outstanding legal invoices totaling $50,000. The shares were recorded at $0.65 per share for a value of $32,500 and the difference of $17,500 was booked as forgiveness of debt.

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

In June 2008 the company received a loan of $500,000 from a private investor.  The loan carries an interest rate of 15% and is due and payable on or before July 31, 2008.  The terms of the note allow for a 1% per week penalty up to a maximum of 10% at which time the note and all outstanding interest and penalties will be converted into 6,250,000 shares of the companies stock. The Lender has the right at his sole discretion, to convert any unpaid debt, along with any interest due, into free-trading common stock of the Company at a conversion price of forty cents ($0.40) per share. The funds from this loan are being used for the Ohio Property Extension payment, payment for a third party engineering evaluation of the Ohio Property and working capital.

In June 2008 we paid $300,000 in consideration for an extension on the Ohio Oil & Gas property to July 31, 2008.

Liquidity and Capital Resources.   We had cash of $232,837 as of June 30, 2008, all of which comprised our total current assets. As of the six month period ended June 30, 2008, we also had fixed assets of $1,111, represented by furniture and fixtures of $1,851 less accumulated depreciation of $740. The decrease in total fixed assets is due solely to depreciation.  We also had $1 in intangible assets and $1 in total other assets, which was represented by our E-learning System which is related to our former business and $459,242 for mineral and oil properties and deferred expenditures. Therefore, for the six month period ended June 30, 2008, we had total assets of $703,191.

For the six  month period ended June 30, 2008, we had $1,065,716 in total current liabilities, which was represented by $126,456 in accounts payable, $841,890 notes payable and $97,370 in related party accounts payable.  We also had $19,845 in shareholder loans for the six months ended June 30, 2008.  Therefore, for the six months ended June 30, 2008, we had total liabilities of $1,085,561. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues.  We had no revenue for the six month period ended June 30, 2008 or for the six month period ended June, 2007.

Operating Expenses and Net Loss. We had a loss from operations of $185,700 for the six month period ended June 30, 2008, as compared to a loss from operations of $267,740 for the six month period ended June 30, 2007. For the six month period ended June 30, 2008, our operating expenses were comprised of general and administrative expenses of $34,892 and consulting fees in the amount of $150,808. We also had $90,633 in interest expense, a $7,900 foreign currency exchange gain and a gain from debt forgiveness of $17,500. Therefore, our net loss for the six month period ended June 30, 2008 was $250,933 as compared to a net loss of $281,539 for the six month period ended June 30, 2007.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $232,837 as of June 30, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  In April 2008 and in reliance on the exemption from registration under Regulation S, we sold 680,000 shares at $0.25 for a total of $170,000, which we are using for working capital. In June 2008 the company received a loan of $500,000 from a private investor.  The loan carries an interest rate of 15% and is due and payable on or before July 31, 2008.  The terms of the note allow for a 1% per week penalty up to a maximum of 10% at which time the note and all outstanding interest and penalties will be converted into 6,250,000 shares of the companies stock. The Lender has the right at his sole discretion, to convert any unpaid debt, along with any interest due, into free-trading common stock of the Company at a conversion price of forty cents ($0.40) per share.

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

Royal Quantum Group, Inc. a Nevada corporation

August 15, 2008	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Principal Executive Officer Principal Accounting Officer President, CEO and a Director

August 15, 2008	By:	/s/ Roger Janssen
Roger Janssen Vice-President, Secretary and a Director