Form 10-Q
period 2008-09-30
ROYAL QUANTUM GROUP INC
filed 2008-11-13
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of October 31, 2008 there were 48,020,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash & Cash Equivalents	$164,452	$3,448
Loan receivable	-	-
Total Current Assets	164,452	3,448

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(833)	(555)
Total Fixed Assets	1,018	1,296

Other Assets:
Intangible Assets	1	1
Mineral Property & Deferred Expenditures	10,000	10,000
Oil Property & Deferred Expenditures	477,477	0
Total Other Assets	487,478	10,001

Total Assets	$652,948	$14,745

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$141,230	$184,342
Notes Payable	264,307	259,157
Related Party Payables	83,853	120,088
Total Current Liabilities	489,390	563,587
Shareholder Loans	19,845	25,845
Total Liabilities	509,235	589,432

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 48,020,338 and 39,095,338
Shares at September 30, 2008 and Dec 31, 2007	48,020	39,095
Paid-in Capital	4,105,442	3,046,117
Deficit Accumulated During the
Development Stage	(4,009,749)	(3,659,899)
Total Stockholders' Equity	143,713	(574,687)

Total Liabilities and Stockholders' Equity	$652,948	$14,745

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
 (Unaudited)

					Cumulative
					since
					August 23,
					2002
	For the three months ended		For the nine months ended		inception of
	September 30,		September 30,		development
	2008	2007	2008	2007	stage

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Consulting Fees	35,130	25,937	185,938	105,590	995,515
Compensation Expense	-	-	-	145,000	273,790
General & Administrative	16,370	33,017	51,262	76,104	465,984

Loss from Operations	(51,500)	(58,954)	(237,200)	(326,694)	(1,735,289)

Other Income (Expenses)
Write-down of Assets	-	-	-	-	(147,986)
Foreign currency exchange gain (loss)	10,599	-	18,499	-	(19,428)
Interest (Expense)	(58,016)	(6,347)	(148,649)	(20,146)	(290,770)
Interest Income	-	-	-	-	263
Forgiveness of debt	-	-	17,500	-	17,500
Total Other Income (Expense)	(47,417)	(6,347)	(112,650)	(20,146)	(440,421)

Net Loss from Continuing Operations	$(98,917)	$(65,301)	$(349,850)	$(346,840)	$(2,175,710)

Discontinued Operations
Loss from operation of discontinued component	-	-	-	-	(1,967,294)
Gain pn disposal net of tax effect of $0	-	-	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	-	-	(1,834,039)

Net Loss	$(98,917)	$(65,301)	$(349,850)	$(346,840)	$(4,009,749)

Basic and Diluted Loss Per Share
Continuing Operations	0.00	0.00	(0.01)	(0.01)
Discontinued Operations	0.00	0.00	0.00	0.00
Loss per share	0.00	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding	44,487,729	38,762,005	41,737,291	37,767,558

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
			since
			August 23,
			2002
	For the nine months ended		inception of
	September 30,		development
	2008	2007	stage

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(349,850)	$(346,840)	$(4,009,749)
Net Income/(Loss)from Discontinued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	278	278	833
Stock issued for interest	125,000	-	100,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	-	145,000	644,390
Forgiveness of debt	(17,500)	-	(17,500)
Foreign currency exchange loss (gain)	(18,499)	-	19,428
Increase (decrease) in interest on notes payable	23,649	19,464	184,084
Increase (decrease) in accounts payable	6,888	60,114	354,409
Increase (decrease) in related party accounts payable	(36,235)	15,858	53,775
Net cash provided (used in) continuing activities	(266,269)	(106,126)	(1,079,049)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(266,269)	(106,126)	(692,534)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	(10,000)	(10,000)
Investment in Oil Property	(418,727)	-	(418,727)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	(418,727)	(10,000)	(430,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	8,625	136,027
Payment on shareholder loans	(6,000)	(21,682)	(88,182)
Proceeds from notes payable	500,000	-	685,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	352,000	132,682	551,082
Net cash provided by (used in) financing activities	846,000	119,625	1,287,564

Net (Decrease) increase in Cash and Cash Equivalents	161,004	3,499	164,452
Cash and Cash Equivalents at Beginning of Period	3,448	340	-
Cash and Cash Equivalents at End of Period	$164,452	$3,839	$164,452
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$145,000	$653,140
Stock issued for investment in oil property	$58,750	$-	$58,750
Stock issued for cancellation of debt	$500,000	$-	$799,700
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payable	$32,500	$20,000	$70,000

The accompanying notes are an integral part of these financial statements.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Royal Quantum Group, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for the three and nine months then ended.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $4,009,749 for the period from August 23, 2002 (inception of development stage) to September 30, 2008 has a liquidity problem, and as of September 30, 2008 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Furniture & Fixtures	$1,851	$1,851
Less accumulated depreciation	(833)	(555)

Total	$1,018	$1,296

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the nine months ended September 30, 2008 and the year end December 31 2007 was $278 and $370 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Intangible Assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
Intangible Asset	2008	2007	Amortization Period
E-Learning System	$1 1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the six months ended September 30, 2008 and December 31, 2007 was $0 and $0 respectively.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $164,452 and $3,448 as of September 30, 2008 and December 31, 2007.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at September 30, 2008 and 2007.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 4- INVESTMENT IN OIL & GAS PROPERTY

The company has acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio.  As at September 30, 2008 expenditures on the property total approximately $477,000. As of September 30, 2008 the company issued notice to the landowner of its intent to not pursue the acquisition of the project.  The company has also issued a demand letter to the land owner for the return of the $300,000 paid in June for the extension.  No response has been received from the land owner to date.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 6 - LEASE AGREEMENT

The Company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes. For the nine months ended September 30, 2008 the Company had $1500 in rent expense.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2008 and December 31, 2007, the Company owed Santeo Financial $82,508 and $118,743 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $5,000 per month.

As of September 30, 2008 and December 31, 2007 the Company owed Roger Janssen $1,345 for services paid directly by Roger.

As of September 30, 2008 and December 31, 2007, shareholders have advanced the Company $19,845 and $25,485, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 - COMMON STOCK AND WARRANTS

The company issued 6,250,000 shares for satisfaction of a $500,000 note from a private investor.  As per the terms of the note the company was to repay the $500,000 plus interest of $75,000 on or before July 31, 2008.  An additional interest fee of $50,000 was also charged by the lender as per the terms of the note for non payment.

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

In April of 2008 the Company issued 125,000 shares of restricted stock recorded at $0.47 per share along with a $25,000 cash payment in consideration for an extension on the Anderson Oil & Gas property to May 30, 2008.

In March of 2008 the Company issued 50,000 shares to M2 Law in settlement of outstanding legal invoices totaling $50,000. The shares were recorded at $0.65 per share for a value of $32,500 and the difference of $17,500 was booked as forgiveness of debt.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 10 – NOTES PAYABLE

The company was unable to secure the neessary funding to repay the note issued to a private lender in June of 2008 and as a result has issued 6,250,000 shares in total satisfaction of the debt in the amount of $500,000 in principal; interest of $75,000 and penalties of $50,000, totaling $625,000.

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

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of September 30, 2008 the amount owing on the notes is $264,307 which consists of principal in the amount of $201,952 and interest of $62,355.

NOTE 11 – SUBSEQUENT EVENTS

As at October 31, 2008 the company has not been able to come to terms with the land owner on an acceptable agreement for the acquisition of the Ohio Oil & Gas property.  As a result management has determined it is not in the best interest of the company to continue with the project and has notified the landowner of its intent not to pursue the acquisition.  The company has also demanded the return of the funds issued to the landowner for the final extension.  To date the landowner has not responded to our request.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

In September 2008 we issued 6,250,000 shares as satisfaction for the $500,000 note due to a private investor.

In October, the company issued notice to the landowner on the Ohio Oil & Gas property of its intent to not pursue the acquisition of the project.  The company has also issued a demand letter to the land owner for the return of the $300,000 paid in June for the extension.  No response has been received from the land owner to date.

Liquidity and Capital Resources.   We had cash of $164,452 as of September 30, 2008, all of which comprised our total current assets. As of the nine month period ended September 30, 2008, we also had fixed assets of $1,018, represented by furniture and fixtures of $1,851 less accumulated depreciation of $833. The decrease in total fixed assets is due solely to depreciation.  We also had $1 in intangible assets and $1 in total other assets, which was represented by our E-learning System which is related to our former business and $487,477 for mineral and oil properties and deferred expenditures. Therefore, for the nine month period ended September 30, 2008, we had total assets of $652,948.

For the nine month period ended September 30, 2008, we had $489,390 in total current liabilities, which was represented by $141,230 in accounts payable, $264,307 notes payable and $83,853 in related party accounts payable.  We also had $19,845 in shareholder loans for the nine months ended September 30, 2008.  Therefore, for the nine months ended September 30, 2008, we had total liabilities of $509,235. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues.  We had no revenue for the nine month period ended September 30, 2008 or for the nine month period ended September 30, 2007.

Operating Expenses and Net Loss. We had a loss from operations of $237,200 for the nine month period ended September 30, 2008, as compared to a loss from operations of $326,694 for the nine month period ended September 30, 2007. For the nine month period ended September 30, 2008, our operating expenses were comprised of general and administrative expenses of $51,262 and consulting fees in the amount of $185,938. We also had $148,649 in interest expense, a $18,499 foreign currency exchange gain and a gain from debt forgiveness of $17,500. Therefore, our net loss for the September 30, 2008 was $349,850 as compared to a net loss of $346,840 for the nine month period ended September 30, 2007.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $164,452 as of September 30, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  The company issued 6,250,000 shares as settlement for the note ($500,000), interest ($75,000) and penalties ($50,000) totaling $625,000 from a private lender.

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

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 45% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Royal Quantum Group, Inc. a Nevada corporation

November 12, 2008	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Principal Executive Officer Principal Accounting Officer President, CEO and a Director

November 12, 2008	By:	/s/ Roger Janssen
Roger Janssen Vice-President, Secretary and a Director