Form 10-K
period 2008-12-31
ROYAL QUANTUM GROUP INC
filed 2009-03-31
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 000-27739

ROYAL QUANTUM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0517966
(State of incorporation)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E.
Calgary, AB Canada T2X 1S3
(Address of principal executive offices)

(403) 288-4321
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  As of February 15, 2009, approximately $1,062,013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of February 5, 2009, there were 48,020,338 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents Incorporated By Reference:  None

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

However, we later agreed with U3 not to continue to acquire the claims as outlined above, due to delays in receiving WMC numbers on the claims, and we have requested U3 return the $10,000 as per the agreement terms.  We did not issue any shares pursuant to this Agreement and as of the date of this report have also not received the $10,000.  After numerous attempts to collect on the $10,000, the company has written the debt off as bad debt expense.

In January of 2008 the company acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio. The closing date of the transaction was extended to July 31, 2008 and was subject to financing.

In February of 2008 the company signed an agreement with First Diversified Financial Services (FDFS) and Launchpad Capital to assist the company in securing the necessary capital for the Anderson Oil and Gas project acquisition.  The agreement required payment of USD $100,000 to FDFS as well as 3% of any cash received and 2% of any debt financing completed as a result of FDFS’s efforts.  Launchpad Capital was to receive a fee of 3.5% of the debt and/or equity portion of the funding received by the company as a result of their efforts.

In March 2008, the Company issued 1,820,000 shares in a private placement for $0.10 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.10 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.15 for a period of 18 months from closing of the private placement,  resulting in the Company receiving $182,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Companyused those funds for working capital.

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

In April of 2008 the company issued 100,000 shares in a private placement for $.25 per share which resulted in the Company receiving $25,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

In May 2008, the Company issued 580,000 shares in a private placement for $0.25 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.25 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.40 for a period of 12 months from closing of the private placement, resulting in the Company receiving $145,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

In June 2008 the company received a loan of $500,000 from a private investor.  The loan carried an interest rate of 15% and was due and payable on or before July 31, 2008.  The terms of the note allow for a 1% per week penalty up to a maximum of 10% at which time the note and all outstanding interest and penalties will be converted into 6,250,000 shares of the company’s stock. The Lender had the right at his sole discretion, to convert any unpaid debt, along with any interest due, into free-trading common stock of the Company at a conversion price of forty cents ($0.40) per share. The funds from this loan were used for the Ohio Property Extension payment, payment for a third party engineering evaluation of the Ohio Property and working capital.

In June 2008 we paid $300,000 in consideration for an extension on the Ohio Oil & Gas property to July 31, 2008.

In September 2008 we issued 6,250,000 shares as satisfaction for the $500,000 note, interest and penalties due to a private investor.

In October, the company issued notice to the landowner on the Ohio Oil & Gas property of its intent to not pursue the acquisition of the project.  The company has also issued a demand letter to the land owner for the return of the $300,000 paid in June for the extension.  No response has been received from the land owner to date, the company will continue to pursue the return of the funds.  Since the entire amount is deemed  abandoned on December 31, 2008, $475,949 has been written off as an exploration expense.

Our Competition. The competition for acquiring mineral or oil and gas and resource properties for exploration and development is intense. We may not be able to compete successfully against current or future competitors. Our competitors vary in size and in the scope and breadth of the services they can offer to potential merger or acquisition candidates. We encounter competition from a variety of companies. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop any oil, gas or mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the oil, gas or mineral resources on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain the oil, gas or mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be claimed by other parties. We might be forced to seek a joint venture partner to assist in the exploration of our oil, gas or mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

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

We are committed to complying with and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of oil, gas or mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

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

Employees. As of February 15, 2009, we have no full-time employees and no part-time employees. We believe we may need to hire three additional employees in the next twelve months. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

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

Item 1A. Risk Factors.

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

To acquire properties for exploration and development, we will be required to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on acquiring properties for exploration and development. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund those activities.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2008, our net loss since inception was $4,877,116. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Our future success is highly dependent on the ability of management to locate and acquire mineral properties for exploration and development.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the mineral properties that we acquire. We cannot assure you that we will be successful in acquiring properties for exploration and development.

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

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 45% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, directors and principal shareholders beneficially own, in the aggregate, approximately 45% of our outstanding shares of common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Property.

Property held by us. As of December 31, 2008 and 2007, we held no real property and do not presently own any interests in real estate, mining or otherwise.

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

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. Our common stock is listed on the OTC Bulletin Board under the symbol "RYQG". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Quarter ended:	High	Low
December 31, 2008	0.035	0.035
September 30, 2008	0.08	0.07
June 30, 2008	0.07	0.07
March 31, 2008	0.52	0.43
December 31, 2007	0.115	0.115
September 30, 2007	0.19	0.112
June 30, 2007	0.27	0.26
March 31, 2007	0.21	0.19

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

We had 48,020,338 shares of common stock issued and outstanding as of December 31, 2008, which were held by approximately 94 shareholders.

There are 1,820,000 shares available to be purchased under option at $0.15/share until September 25, 2009 pursuant to the private placement financing completed in March of 2008.  There are 580,000 shares available to be purchased under option at $0.40/share until May 8, 2009 pursuant to the private placement financing completed in April 2008.  There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

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

In January of 2008 the company acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio. The closing date of the transaction was extended to July 31, 2008 and was subject to financing.

In March 2008, the Company issued 1,820,000 shares in a private placement for $0.10 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.10 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.15 for a period of 18 months from closing of the private placement,  resulting in the Company receiving $182,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

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

In April of 2008 the company issued 100,000 shares in a private placement for $.25 per share which resulted in the Company receiving $25,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

In May 2008, the Company issued 580,000 shares in a private placement for $0.25 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.25 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.40 for a period of 12 months from closing of the private placement, resulting in the Company receiving $145,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

In June 2008 the company received a loan of $500,000 from a private investor.  The loan carried an interest rate of 15% and was due and payable on or before July 31, 2008.  The terms of the note allow for a 1% per week penalty up to a maximum of 10% at which time the note and all outstanding interest and penalties will be converted into 6,250,000 shares of the companies stock. The Lender had the right at his sole discretion, to convert any unpaid debt, along with any interest due, into free-trading common stock of the Company at a conversion price of forty cents ($0.40) per share. The funds from this loan were used for the Ohio Property Extension payment, payment for a third party engineering evaluation of the Ohio Property and working capital.

In September 2008 we issued 6,250,000 shares as satisfaction for the $500,000 note due to a private investor. This included interest and penalties.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information that would have been in a registration statement in reliance on the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2008, for the sale of registered securities.

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

Item 6.                      Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

As of December 31, 2008, we are in the development stage and have not commenced our planned principal operations. As a development stage company, we have had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the Company have been confirmed as of the date of this report.

Our current focus is on the acquisition, exploration and development of mineral resource properties located within favorable geo-political climates.

For the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Results of Operations.

Revenues.  The Company had no revenue for the year ended December 31, 2008 or for the year ended December 31, 2007.

Operating Expenses and Net Loss. The Company’s net loss from operations of $777,139 for the year ended December 31, 2008 was comprised of general and administrative expenses of $63,254, consulting fees in the amount of $237,936, and exploration expenses of $475.949. The Company also had $440,078 in total other expenses, including $55,060 in foreign currency exchange gain, $531,658 net interest, $46,520 gain from forgiveness of debt, and $10,000 write-down of assets. Therefore, the Company’s net loss from continuing operations was $1,217,217.  As the Company had no net income or loss from discontinued operations, its net loss for the year ended December 31, 2008 was $1,217,217.  In comparison to the year ended December 31, 2007,   The Company’s net loss from operations of $351,623 was comprised of general and administrative expenses of $85,820, consulting fees in the amount of $120,803 and compensation expense of $145,000.  The Company also had $63,509 in total other expenses, including $37,927 in foreign currency exchange loss and $25,582 represented by net interest. Therefore, the Company’s net loss from continuing operations was $415,132. As the Company had no net income or loss from discontinued operations, its net loss for the year ended December 31, 2007 was $415,132.

Liquidity and Capital Resources.   The Company had cash of $90,363 as of December 31, 2008, as compared to $3,448 as of December 31, 2007.  As of the year ended December 31, 2008, the Company also had fixed assets of $926, represented by furniture and fixtures of $1,851 less accumulated depreciation of $925 as compared to the year ended December 31, 2007, the Company had fixed assets of $1,296, represented by furniture and fixtures of $1,851 less accumulated depreciation of $555.  The Company also had $1 in intangible assets and $10,000 in other assets for 2007.

For the year ended December 31, 2008, the Company had $439,944 in total current liabilities, which was represented by $86,082 in accounts payable, $235,755 in demand notes payable, $98,262 in related party accounts payable, and $19,845 in shareholder loans.  This is in comparison to the year ended December 31, 2007, where the Company had $589,432 in total current liabilities, which was represented by $184,342 in accounts payable, $259,157 in demand notes payable, $120,088 in related party accounts payable, and $25,845 in shareholder loans.

The Company had no long term liabilities, commitments or contingencies.  For the year ended December 31, 2008, the Company had total liabilities of $439,944.  This is in comparison to the year ended December 31, 2007, where the Company had total liabilities of $589,432.  The Company is not aware of any other known trends, events or uncertainties which may affect its future liquidity.

Our Plan of Operation for the Next Twelve Months.   Our focus is to acquire oil and gas and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $90,363 as of December 31, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 8. Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Audited)	(Audited)
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash & Cash Equivalents	$90,363	$3,448
Total Current Assets	90,363	3,448

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(925)	(555)
Total Fixed Assets	926	1,296

Other Assets:
Intangible Assets	1	1
Mineral Property & Deferred Expenditures	0	10,000
Total Other Assets	1	10,001

Total Assets	$91,290	$14,745

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$86,082	$184,342
Notes Payable	235,755	259,157
Related Party Payables	98,262	120,088
Shareholder Loans	19,845	25,845
Total Current Liabilities	439,944	589,432
Total Liabilities	439,944	589,432

Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 48,020,338 and 39,095,338
Shares at December 31, 2008 and Dec 31, 2007	48,020	39,095
Paid-in Capital	4,480,442	3,046,117
Deficit Accumulated During the
Development Stage	(4,877,116)	(3,659,899)
Total Stockholders' Equity	(348,654)	(574,687)

Total Liabilities and Stockholders' Equity	$91,290	$14,745

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			August 23,
	For the twelve months		2002
	ended		inception of
	December 31,		development
	2008	2007	stage

Revenues	$-	$-	$-
	-	-	-

Expenses
Consulting Fees	237,936	120,803	1,047,513
Compensation Expense	-	145,000	273,790
Exploration Expense	475,949	-	475,949
General & Administrative	63,254	85,820	477,976

Loss from Operations	(777,139)	(351,623)	(2,275,228)

Other Income (Expenses)
Write-down of Assets	(10,000)	-	(157,986)
Foreign currency exchange gain (loss)	55,060	(37,927)	17,133
Interest (Expense)	(531,658)	(25,582)	(673,779)
Interest Income	-	-	263
Forgiveness of debt	46,520	-	46,520
Total Other Income (Expense)	(440,078)	(63,509)	(767,849)

Net Loss from Continuing Operations	$(1,217,217)	$(415,132)	$(3,043,077)

Discontinued Operations
Loss from operation of discontinued component	-	-	(1,967,294)
Gain pn disposal net of tax effect of $0	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	(1,834,039)

Net Loss	$(1,217,217)	$(415,132)	$(4,877,116)

Basic and Diluted Loss Per Share
Continuing Operations	(0.03)	(0.01)
Loss per share	(0.03)	(0.01)

Weighted Average Shares Outstanding	43,316,636	38,026,889

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY

					Deficit
					Accumulated
					Since August
					23, 2002
					Inception of
			Paid-in	Retained	Development
	Shares	Par Value	Capital	Deficit	Stage
Balance at August 23, 2002
(Inception)	14,000,000	$14,000	$-	$-	$-
Issued stock in an asset acquisition
agreement	10,000,000	10,000	2,233,000	-	-
Issued stock in association with
plan of reorganization	858,365	858	(72,260)	-	-
Net Loss	-	-	-	-	(65,638)
Balance at December 31, 2002	24,858,365	$24,858	$2,160,740	$-	$(65,638)

Issued stock in association with private
placement	10,000	10	14,990	-	-
Issued stock in exchange for services	170,000	170	370,430	-	-
Net Loss	-	-	-	-	(825,198)
Balance at December 31, 2003	25,038,365	$25,038	$2,546,160	$-	$(890,836)

Issued stock in exchange for cash	100,000	100	49,900	-	-
Contributed capital	-	-	2,842	-	-
Net Loss	-	-	-	-	(1,785,953)
Balance at December 31, 2004	25,138,365	$25,138	$2,598,902	$-	$(2,676,789)
Issued stockin exchange for services	8,164,118	8,164	120,627	-	-
Issued stock for cancellation of debt	8,805,882	8,806	140,894	-	-
Cancelled stock in connection	(9,000,000)	(9,000)	(234,000)	-	-
with disposition of assets
Net Loss	-	-	-	-	(169,067)
Balance at December 31, 2005	33,108,365	$33,108	$2,626,423	$-	$(2,845,856)

Stock issued for purchase of X-treme	250,000	250	2,250	-	-
Issued stock for cancellation of debt	2,500,000	2,500	122,500	-	-
Stock cancelled on X-treme rescission	(250,000)	(250)	(2,250)	-	-
Contributed Capital	-	-	3,000	-	-
Net Loss	-	-	-	-	(398,911)
Balance at December 31, 2006	35,608,365	$35,608	$2,751,923	$-	$(3,244,767)

Stock issued for cash	2,653,640	2,654	130,027	-	-
Issued stock in exchange for accounts payable	333,333	333	19,667	-	-
Issued stock in exchange for services	500,000	500	144,500	-	-
Net Loss	-	-	-	-	(415,132)
Balance at December 31, 2007	39,095,338	$39,095	$3,046,117	$-	$(3,659,899)

Stock issued for cash	2,500,000	2,500	349,500	-	-
Issued stock in exchange for accounts payable	50,000	50	32,450	-	-
Issued stock in exchange for services	125,000	125	58,625	-	-
Issued stock for cancellation of debt	6,250,000	6,250	993,750	-	-
Net Loss	-	-	-	-	(1,217,217)
Balance at December 31, 2008	48,020,338	$48,020	$4,480,442	$-	$(4,877,116)

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			since
			August 23,
	For the twelve months		2002
	ended		inception of
	December 31,		development
	2008	2007	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,217,217)	$(415,132)	$(4,877,116)
Net Income/(Loss)from Discontinued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	370	370	925
Write Down of Mineral Property to Expense	475,949	-	475,949
Write-down of assets	10,000	-	10,000
Stock issued for interest	500,000	-	600,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	-	145,000	644,390
Forgiveness of debt	(46,520)	-	(46,520)
Foreign currency exchange loss (gain)	(55,060)	37,927	(17,133)
Increase (decrease) in interest on notes payable	31,658	24,900	67,093
Increase (decrease) in accounts payable	(19,240)	62,215	335,845
Increase (decrease) in related party accounts payable	(21,826)	32,203	60,620
Net cash provided (used in) continuing activities	(341,886)	(112,517)	(1,154,666)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(341,886)	(112,517)	(768,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	(10,000)	(10,000)
Investment in Oil Property	(417,199)	-	(417,199)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	(417,199)	(10,000)	(429,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	14,625	136,027
Payment on shareholder loans	(6,000)	(21,682)	(88,182)
Proceeds from notes payable	500,000	-	685,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	352,000	132,682	551,082
Net cash provided by (used in) financing activities	846,000	125,625	1,287,564

Net (Decrease) increase in Cash and Cash Equivalents	86,915	3,108	90,363
Cash and Cash Equivalents at Beginning of Period	3,448	340	-
Cash and Cash Equivalents at End of Period	$90,363	$3,448	$90,363
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$145,000	$594,390
Stock issued for investment in oil property	$58,750	$-	$58,750
Stock issued for cancellation of debt	$500,000	$-	$674,700
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payable	$32,500	$20,000	$52,500

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $4,877,000 for the period from August 23, 2002 (inception of development stage) to December 31, 2008, has a liquidity problem, and as of December 31, 2008 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2007 presentation.

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
FOR THE YEAR DECEMBER, 2008 AND 2007

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

As of December 31, 2008, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of resource and mineral properties located within favorable geo-political climates.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007
Furniture & Fixtures	$1,851	$1,851
Less accumulated depreciation	(925)	(555)

Total	$926	$1,296

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the twelve months ended December 31, 2008 and 2007 was $370 and $370 respectively.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets (Continued)

Intangible Assets consisted of the following at December 31, 2008 and December 31, 2007:

	December 31,	December 31,
Intangible Asset	2008	2007	Amortization Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the twelve months ended December 31, 2008 and December 31, 2007 was $0 and $0 respectively.

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

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents in the amount of $90,363 and $3,448 as of December 31, 2008 and 2007 all of which was fully covered by federal depository insurance.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2008 and 2007.

Stock Compensation for Non-Employees

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.  Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2008 and 2007, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2008 and 2007.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

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
FOR THE YEAR DECEMBER, 2008 AND 2007

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

NOTE 2 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,510,000 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 2 - INCOME TAXES (Continued)

	2008	2007
Net Operating Losses	$4,250,000	$3,963,988
Accrued Consulting Fees	33,000	39,251
Valuation Allowance	(4,283,000)	(4,003,239)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2008	2007
Provision (Benefit) at US Statutory Rate	$(413,854)	$(141,145)
Stock Compensation / Interest	127,500	-
Excess Capital Losses over Capital Gains	(3,400)	-
Accrued Consulting Fees	7,421	-
Depreciation and other	2,572	(75)
Increase (Decrease) in Valuation Allowance	279,761	141,220
	$-	$-

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
FOR THE YEAR DECEMBER, 2008 AND 2007

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

The Company and U3 elected not to continue with the agreement to acquire the claims as outlined due to delays in receiving WMC numbers on the claims, and the Company has requested the return of the $10,000 from U3 as per the agreement terms.  The company did not issue any shares pursuant to this agreement and as of the date of this report has not received the $10,000.  After numerous attempts to collect on the $10,000, the company has written the debt off as bad debt expense.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 5 - INVESTMENT IN OIL & GAS PROPERTY

In January of 2008 the company acquired an option to purchase a 6,000 acre Oil & Gas property located in the state of Ohio.  The closing date of the transaction was extended to July 31, 2008 and was subject to financing. Pursuant to the agreement, the Company paid the seller $325,000 in cash and issued 125,000 shares of stock valued at $58,750 for the acquisition and extension of the agreement.  The Company had capitalized a total of $475,949 related to this property.

In October, the company issued notice to the landowner of the Ohio Oil & Gas property of its intent to not pursue the acquisition of the project.  The company has also issued a demand letter to the land owner for the return of the $300,000 paid in June for the extension.  No response has been received from the land owner to date; the company will continue to pursue the return of the funds.  Since the entire amount is deemed abandoned on December 31, 2008, $475,949 has been written off as an exploration expense.

NOTE 6 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $250 ($250 Canadian Dollars) per month plus applicable taxes effective October 1, 2007 after consolidating leased space.  Prior to October 1, 2007, the lease was approximately $4,854 per month plus applicable taxes. For the year ended December 31, 2008 and 2007 the Company had $3,000 and $14,879 respectively in rent expense.

During 2008, Trio Gold wrote off the entire balance owed to them through March 31, 2008.  The company has recorded $29,025 in forgiveness of debt as of December 31, 2008.

NOTE 7 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 7 - UNCERTAIN TAX POSITIONS (Continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2007 and 2008. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States (a)	2005 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the Company owed Santeo Financial $89,353 and $118,743 respectively for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $45,000 per month effective October 1, 2008.

As of December 31, 2008 and 2007, the Company owed Roger Janssen, an officer and director of the Company, $1,345 and $1,345 respectively for services performed.

As of December 31, 2008, the Company owed Phil Van Angren, an officer and director of the Company, $7,564 for consulting services performed as the Exploration Manager.

As of December 31, 2008 and 2007, shareholders have advanced the Company $19,845 and $25,845, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

NOTE 9 - COMMON STOCK AND WARRANTS

In June 2008 the company received a loan of $500,000 from a private investor.  The loan carried an interest rate of 15% and was due and payable on or before July 31, 2008.  The terms of the note allow for a 1% per week penalty up to a maximum of 10%.  As part of the agreement, 6,250,000 shares were placed into escrow for security.  The Lender had the right at his sole discretion, to convert any unpaid debt, along with any interest due, into free-trading common stock of the Company at a conversion price of forth cents ($0.40) per share.  The funds from this loan were used for the Ohio Property Extension payment, payment for a third party engineering evaluation of the Ohio Property and working capital.  In September 2008 the company issued 6,250,000 shares held in escrow as satisfaction for the $500,000 note due plus interest of $75,000 and penalties of $50,000 to a private investor at a value of ten cents ($0.10) per share.  The market value of the shares was sixteen cents ($0.16) the date the loan was satisfied resulting in additional interest booked on the financial statements of $375,000 at December 31, 2008.

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 9 - COMMON STOCK AND WARRANTS (Continued)

In April of 2008 the company issued 100,000 shares in a private placement for $.25 per share which resulted in the Company receiving $25,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

In May 2008, the Company issued 580,000 shares in a private placement for $0.25 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.25 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.40 for a period of 12 months from closing of the private placement, resulting in the Company receiving $145,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

In April of 2008 we issued 125,000 shares of restricted stock recorded at $0.47 per share along with a $25,000 cash payment in consideration for an extension on the Anderson Oil & Gas property to May 30, 2008

In March of 2008 we issued 50,000 shares to M2 Law in settlement of outstanding legal invoices totaling $50,000. The shares were recorded at $0.65 per share for a value of $32,500 and the difference of $17,500 was booked as forgiveness of debt.

In March 2008, the Company issued 1,820,000 shares in a private placement for $0.10 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.10 per share and one share purchase warrant, entitling the holder to purchase one share at a price of $0.15 for a period of 18 months from closing of the private placement, resulting in the Company receiving $182,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

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

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR DECEMBER, 2008 AND 2007

NOTE 9 - COMMON STOCK AND WARRANTS (Continued)

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

NOTE 10 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of December 31, 2008, the amount owing on the notes is $235,755 which consists of principal in the amount of $174,838 and interest of $60,917.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 9A(T) Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ron Ruskowsky Suite #145, 251 MidPark Blvd S.E. Calgary, AB T2X 1S3 Canada	41	President, CEO and Principal Accounting Officer Director
Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	45	Vice-President, Secretary Director
Phillip van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	52	Exploration Manager, Director

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

Phil van Angeren, P.Geol. - Exploration Manager, Director. Mr. van Angeren is a graduate from McGill University with a BSc. Honors degree in geology.  He has over 25 years of experience in managing exploration and development programs in precious metals and oil and gas throughout North and South America. Mr. van Angeren has been a director of the company since May 2007.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2008 and 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky President and CEO, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Roger Janssen Vice-President and Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Except as set forth above, none of the Company's officers and/or directors currently receives any compensation for their respective services rendered to the Company.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in October 1996.

Long-Term Incentive Plans. As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2008:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.14

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2009 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ron Ruskowsky (1) Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada	18,470,000 Shares President, CEO and Principal Accounting Officer, Director	38.5%
Common Stock	Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	2,500,000 Shares Secretary and Vice-President Director	5.2%
Common Stock	Phil van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	500,000 Shares Exploration Manager Director	1.04%
Common Stock	All directors and named executive officers as a group	21,470,000	44.7% (2)
(1)	14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispostive power over these shares.
(2)	Figures vary due to rounding

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. Effective May 9, 2007, we issued 500,000 restricted shares to Phil van Angeren, our Exploration Manager. These shares have been valued at the market price of $0.29 per share.  Compensation expense of $145,000 has been booked on the accompanying Statement of Operations.

As of December 31, 2008, we owed Roger Janssen $1,345 for services paid directly by Mr. Janssen.

As of December 31, 2008 and December 31, 2007, we owed Santeo Financial $89,353 and $118,743 respectively, for consulting services.  Ron Ruskowsky, our President and CEO, is an affiliate of Santeo Financial.

As of December 31, 2008, the Company owed Phil Van Angren, an officer and director of the Company, $7,564 for consulting services performed as the Exploration Manager.

Currently we have an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange for which we pay a consultant fee of $15,000 per month.

As of December 31, 2008 and December 31, 2007, shareholders have advanced us $19,845 and $25,845, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,783 and $18,085, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2008, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2008 and December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $162 and $130, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits
3.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
3.2           Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Calgary, Alberta, Canada, on March 30, 2009

Royal Quantum Group, Inc. a Nevada corporation

By:	/s/ Ron Ruskowsky
Ron Ruskowsky Principal executive officer, Principal accounting officer President, CEO and a director

By:	/s/ Roger Janssen
Roger Janssen Vice-President, Secretary and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2009
/s/ Ron Ruskowsky
Ron Ruskowsky Director

/s/ Roger Janssen	March 30, 2009
Roger Janssen Director