Form 10-K/A
period 2008-12-31
ROYAL QUANTUM GROUP INC
filed 2009-04-06
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

Royal Quantum Group, Inc. , (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include the Report of Independent Registered Public Accountants. This report was inadvertantly omitted from the filing and is included herein on Page 14, under Item 8 Financial Statements. The exhibit numbers included herein on page 38, under Item 15 Exhibits, have also been amended. Other than on pages 14 and 38, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Amended 10K and accompanying Exhibits 31.1 and 32.1 are included herein in their entirety on this Form 10-K/A.

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

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Royal Quantum Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Royal Quantum Group (a development stage company) as of December 31, 2008, and 2007, and the related statements of operations, and cash flows for the years ended December 31, 2008, and 2007, and the cumulative since August 23, 2002 (inception) to December 31, 2008, and the statement of stockholder’s equity since August 23, 2002 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc (a development stage company) as of December 31, 2008, and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, and 2007 and the cumulative since August 23, 2002 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $4,877,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co..Certified Public Accountants
Robison, Hill & Co..Certified Public Accountants Salt Lake City, Utah March 27, 2009

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

Item 15. Exhibits
3 1 .1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
3 2 .1          Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Calgary, Alberta, Canada, on April 6, 2009

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

April, 6, 2009
/s/ Ron Ruskowsky
Ron Ruskowsky Director

/s/ Roger Janssen	April 6, 2009
Roger Janssen Director