Form 10-Q
period 2009-03-31
ROYAL QUANTUM GROUP INC
filed 2009-05-15
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from_______to______

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of April 30, 2009 there were 48,020,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2009	2008
Current Assets:
Cash & Cash Equivalents	$128,506	$90,363
Total Current Assets	128,506	90,363

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(1,018)	(925)
Total Fixed Assets	833	926

Other Assets:
Intangible Assets	1	1
Mineral Property & Deferred Expenditures	0	0
Total Other Assets	1	1

Total Assets	$129,340	$91,290

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$81,324	$86,082
Notes Payable	243,463	235,755
Deposits-Share subscriptions	80,000	0
Related Party Payables	117,020	98,262
Shareholder Loans	19,845	19,845
Total Current Liabilities	541,652	439,944
Total Liabilities	541,652	439,944
Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 48,020,338
Shares at March 31, 2009 and Dec 31, 2008	48,020	48,020
Paid-in Capital	4,480,442	4,480,442
Deficit Accumulated During the
Development Stage	(4,940,774)	(4,877,116)
Total Stockholders' Equity	(412,312)	(348,654)

Total Liabilities and Stockholders' Equity	$129,340	$91,290

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			since
			August 23,
	For the three months		2002
	ended		inception of
	March 31,		development
	2009	2008	stage

Revenues	$-	$-	$-
	-	-	-

Expenses
Consulting Fees	49,650	120,000	1,097,163
Compensation Expense	-	-	273,790
Exploration Expense	-	-	475,949
General & Administrative	6,299	23,207	484,275

Loss from Operations	(55,949)	(143,207)	(2,331,177)

Other Income (Expenses)
Write-down of Assets	-	-	(157,986)
Foreign currency exchange gain (loss)	(565)	10,237	16,568
Interest (Expense)	(7,144)	(7,853)	(680,923)
Interest Income	-	-	263
Forgiveness of debt	-	-	46,520
Total Other Income (Expense)	(7,709)	2,384	(775,558)

Net Loss from Continuing Operations	$(63,658)	$(140,823)	$(3,106,735)

Discontinued Operations
Loss from operation of discontinued component	-	-	(1,967,294)
Gain pn disposal net of tax effect of $0	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	(1,834,039)

Net Loss	$(63,658)	$(140,823)	$(4,940,774)

Basic and Diluted Loss Per Share
Continuing Operations	0.00	0.00
Loss per share	0.00	0.00

Weighted Average Shares Outstanding	48,020,338	39,215,338

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			since
			August 23,
			2002
	For the three months		inception of
	March 31, ended		development
	2009	2008	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(63,658)	$(140,823)	$(4,940,774)
Net Income/(Loss)from Discontinued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	93	93	1,018
Write-down of mineral property	-	-	475,949
Write-down of assets	-	-	10,000
Stock issued for interest	-	-	600,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	-	-	644,390
Forgiveness of debt	-	-	(46,520)
Foreign currency exchange loss (gain)	565	(10,237)	(16,568)
Increase (decrease) in interest on notes payable	7,144	7,852	74,237
Increase (decrease) in accounts payable	(4,758)	4,865	331,087
Increase (decrease) in related party accounts payable	18,758	4,953	79,378
Net cash provided (used in) continuing activities	(41,856)	(133,297)	(1,196,522)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(41,856)	(133,297)	(810,007)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	-	(10,000)
Investment in Oil Property	(1)	-	(417,200)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	(1)	0	(429,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	136,027
Proceeds for share subscriptions	80,000	-	80,000
Payment on shareholder loans	-	(6,000)	(88,182)
Proceeds from notes payable	-	-	685,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	-	182,000	551,082
Net cash provided by (used in) financing activities	80,000	176,000	1,367,564

Net (Decrease) increase in Cash and Cash Equivalents	38,143	42,703	128,506
Cash and Cash Equivalents at Beginning of Period	90,363	3,448	-
Cash and Cash Equivalents at End of Period	$128,506	$46,151	$128,506
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$-	$594,390
Stock issued for investment in oil property	$-	$-	$58,750
Stock issued for cancellation of debt	$-	$-	$674,700
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payable	$-	$-	$52,500

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Royal Quantum Group, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2009 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for the three months then ended.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $4,940,774 for the period from August 23, 2002 (inception of development stage) to March 31, 2009 has a liquidity problem, and as of March 31, 2009 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

As of March 31, 2009, the Company is in the development stage.

Nature of Business

Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of resource and mineral properties located within favorable geo-political climates.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Furniture & Fixtures	$1,851	$1,851
Less accumulated depreciation	(1,018)	(925)

Total	$833	$926

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the three months ended March 31, 2009 and the year end December 31 2008 was $93 and $370 respectively.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

Intangible Assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31	December 31,
Intangible Asset	2009	2008	Amortization Period
E-Learning System	$1	$1	Indefinite
Less accumulated amortization	-	-
Total	$1	$1

Total amortization expense for the three months ended March 31, 2009 and December 31, 2008 was $0 and $0 respectively.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $128,506 and $90,363 as of March 31, 2009 and December 31, 2008.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at March 31, 2009 and 2008.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $12,510,000 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

During 2008, the Lessor wrote off the entire balance owed to them through March 31, 2008.  The company has recorded $29,025 in forgiveness of debt as of December 31, 2008.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, the Company owed Santeo Financial $107,760 and $89,353 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $15,000 per month.

As of March 31, 2009 and December 31, 2008, the Company owed Phil Van Angren, an officer and director of the Company, $7,915 and $7,564 respectfully for consulting services performed as the Exploration Manager.

As of March 31, 2009 and December 31, 2008 the Company owed Roger Janssen, an officer and director of the Company $1,345 for incurred expenses.

As of March 31, 2009 and December 31, 2008, shareholders have advanced the Company $19,845, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

NOTE 9 - COMMON STOCK AND WARRANTS

In March 2009 the Company announced its intent to raise up to USD $1 million through the issuance of up to 400 units at a price of USD $2,500 per unit (“Unit”).  The funds were to be used for participation in the drilling of oil & gas wells in the state of Oklahoma and for working capital.  Each Unit was to consist of 5,000 restricted common shares of the Company and would pay a dividend to the unit holder on a portion of the revenue received from the wells.  In addition, each unit would carry an option to purchase shares in the Company at $0.25 per share for a period of 18 months.

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

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

NOTE 9 - COMMON STOCK AND WARRANTS (Continued)

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

NOTE 10 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of March 31, 2009 the amount owing on the notes is $243,463 which consists of principal in the amount of $175,245 and interest of $68,218.

NOTE 11 – SUBSEQUENT EVENTS

In April the company accepted a debt settlement from Santeo Financial Corporation in the amount of $15,000 in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason Well.

ROYAL QUANTUM GROUP, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE 3 MONTHS ENDED March 31 2009 AND 2008

NOTE 11 – SUBSEQUENT EVENTS (Continued)

In May the company closed its intended unit funding at 64 units totaling $160,000.  The Company will earn a 36% participation in the Gleason #4-16, with 67% of the company’s net revenue received being allocated proportionally to the unit holders.

As of the date of this report drilling of the Gleason #4-16 has been completed.  Initial review of the logs indicates the potential for 3 productive zones, the Oswego, Skinner and Viola.  A completion rig is scheduled to move onto the location in the coming weeks.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

In September 2008 the company issued 6,250,000 shares as settlement for a note ($500,000), interest ($75,000) and penalties ($50,000) totaling $625,000 from a private lender.

In October 2008, the company issued notice to the landowner on the Ohio Oil & Gas property of its intent to not pursue the acquisition of the project.  The company has also issued a demand letter to the land owner for the return of the $300,000 paid in June for the extension.  No response has been received from the land owner to date, the company will continue to pursue the return of the funds.  Since the entire amount is deemed abandoned on December 31, 2008, $475,949 has been written off as an exploration expense.

In March 2009 the Company announced its intent to raise up to USD $1 million through the issuance of up to 400 units at a price of USD $2,500 per unit (“Unit”).  The funds were to be used for participation in the drilling of oil & gas wells in the state of Oklahoma and for working capital.  Each Unit was to consist of 5,000 restricted common shares of the Company and would pay a dividend to the unit holder on a portion of the revenue received from the wells.  In addition, each unit would carry an option to purchase shares in the Company at $0.25 per share for a period of 18 months.

Liquidity and Capital Resources.   We had cash of $128,506 as of March 31, 2009, all of which comprised our total current assets. As of the three month period ended March 31, 2009, we also had fixed assets of $833 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,018. The decrease in total fixed assets is due solely to depreciation.  We also had $1 in intangible assets which was represented by our E-learning System which is related to our former business . Therefore, for the three month period ended March 31, 2009, we had total assets of $129,340.

For the three month period ended March 31, 2009, we had $541,652 in total current liabilities, which was represented by $81,324 in accounts payable, $243,463 in notes payable, $117,020 in related party accounts payable and $80,000 in deposits for share subscriptions, and $19,845 in shareholder loans.  Therefore, for the three months ended March 31, 2009 we had total liabilities of $541,652. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues.  We had no revenue for the three month period ended March 31, 2009 or for the 3 month period ended March 31, 2008.

Operating Expenses and Net Loss. We had a loss from operations of $55,949 for the three month period ended March 31, 2009, as compared to a loss from operations of $143,207 for the three month period ended March 31, 2008. For the three month period ended March 31, 2009, our operating expenses were comprised of general and administrative expenses of $6,300 and consulting fees in the amount of $49,650. We also had $7,144 in interest expense and  a $565 foreign currency exchange loss. Therefore, our net loss for the 3 month period ending March 31, 2009 was $63,658 as compared to a net loss of $140,823 for the three month period ended March 31, 2008.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $128,506 as of March 31, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

The company accepted a debt settlement from Santeo Financial Corporation in the amount of $15,000 in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason Well.

In May the company closed its intended unit funding at 64 units totaling $160,000.  The Company will earn a 36% participation in the first well, with 67% of the company’s net revenue received being allocated proportionally to the unit holders.

As of the date of this report drilling of the Gleason #4-16 has been completed.  Initial review of the logs indicates the potential for 3 productive zones, the Oswego, Skinner and Viola.  A completion rig is scheduled to move onto the location in the coming weeks.

The company intends to continue to raise additional capital for participation in additional oil and gas projects.

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

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 44.7% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Royal Quantum Group, Inc. a Nevada corporation

May 14, 2009	By:	/s/ Ron Ruskowsky
Ron Ruskowsky Principal executive officer Principal accounting officer President, CEO and a director

May 14, 2009	By:	/s/ Roger Janssen
Roger Janssen Vice-President, Secretary and a director