Form 10-Q
period 2009-06-30
ROYAL QUANTUM GROUP INC
filed 2009-08-13
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to__________.

Commission File Number: 000-27739

Royal Quantum Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	90-0315909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of July 15, 2009 there were 48,380,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2009	2008
Current Assets:
Cash & Cash Equivalents	$47,530	$90,363
Total Current Assets	47,530	90,363

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(1,111)	(925)
Total Fixed Assets	740	926

Other Assets:
Intangible Assets	-	1
Unproved Oil and Gas Properties, full cost method	135,785	-
Total Other Assets	135,785	1

Total Assets	$184,055	$91,290

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$98,127	$86,082
Notes Payable	266,003	235,755
Related Party Payables	107,437	98,262
Shareholder Loans	19,845	19,845
Total Current Liabilities	491,412	439,944
Total Liabilities	491,412	439,944
Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 48,380,338 shares at June 30,2009
and 48,020,338 shares at Dec 31, 2008	48,380	48,020
Paid-in Capital	4,675,082	4,480,442
Deficit Accumulated During the
Development Stage	(5,030,819)	(4,877,116)
Total Stockholders' Equity	(307,357)	(348,654)

Total Liabilities and Stockholders' Equity	$184,055	$91,290

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

					Cumulative
					since
					August 23,
					2002
					inception of
	For the three months ended June 30,		For the six monthsended June 30,		development
	2009	2008	2009	2008	stage

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Consulting Fees	45,771	30,808	95,421	150,808	1,142,934
Compensation Expense	-	-	-	-	273,790
Exploration Expense	-	-	-	-	475,949
General & Administrative	22,214	11,685	28,513	34,892	506,489

Loss from Operations	(67,985)	(42,493)	(123,934)	(185,700)	(2,399,162)

Other Income (Expenses)
Write-down of Assets	-	-	-	-	(157,986)
Foreign currency exchange gain (loss)	(14,683)	(2,337)	(15,248)	7,900	1,885
Interest (Expense)	(7,377)	(82,780)	(14,521)	(90,633)	(688,300)
Interest Income	-	-	-	-	263
Forgiveness of debt	-	17,500	-	17,500	46,520
Total Other Income (Expense)	(22,060)	(67,617)	(29,769)	(65,233)	(797,618)

Net Loss from Continuing Operations	$(90,045)	$(110,110)	$(153,703)	$(250,933)	$(3,196,780)

Discontinued Operations
Loss from operation of discontinued component	-	-	-	-	(1,967,294)
Gain pn disposal net of tax effect of $0	-	-	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	-	-	(1,834,039)

Net Loss	$(90,045)	$(110,110)	$(153,703)	$(250,933)	$(5,030,819)

Basic and Diluted Loss Per Share
Continuing Operations	0.00	0.00	0.00	(0.01)
Loss per share	0.00	0.00	0.00	(0.01)

Weighted Average Shares Outstanding	48,202,316	41,478,580	48,111,830	40,346,959

The accompanying notes are an integral part of the  financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			since
			August 23,
			2002
			inception of
	For the six months ended June 30,		development
	2009	2008	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(153,703)	$(250,933)	$(5,030,819)
Net Income/(Loss)from Discontinued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	186	185	1,111
Write-down of mineral property	-	-	475,949
Write-down of assets	1	-	10,001
Stock issued for interest	-	-	600,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	-	-	644,390
Forgiveness of debt	-	(17,500)	(46,520)
Foreign currency exchange loss (gain)	15,248	(7,900)	(1,885)
Increase (decrease) in interest on notes payable	14,521	90,633	81,614
Increase (decrease) in accounts payable	5,601	(7,886)	348,369
Increase (decrease) in related party accounts payable	24,175	(22,718)	84,795
Net cash provided (used in) continuing activities	(93,971)	(216,119)	(1,241,714)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(93,971)	(216,119)	(855,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	-	(10,000)
Investment in Oil Property	(128,862)	(400,492)	(552,984)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	(128,862)	(400,492)	(564,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	136,027
Payment on shareholder loans	-	(6,000)	(88,182)
Proceeds from notes payable	-	500,000	685,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	180,000	352,000	731,082
Net cash provided by (used in) financing activities	180,000	846,000	1,467,564

Net (Decrease) increase in Cash and Cash Equivalents	(42,833)	229,389	47,530
Cash and Cash Equivalents at Beginning of Period	90,363	3,448	-
Cash and Cash Equivalents at End of Period	$47,530	$232,837	$47,530
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$-	$-	$594,390
Stock issued for investment in oil property	$-	$58,750	$58,750
Stock issued for cancellation of debt	$-	$-	$674,700
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payable	$-	$50,000	$52,500

The accompanying notes are an integral part of the financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Royal Quantum Group, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2009 and the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for the three and six months then ended.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $5,030,819 for the period from August 23, 2002 (inception of development stage) to June 30, 2009 has a liquidity problem, and as of June 30, 2009 has no sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.  In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

As of June 30, 2009, the Company is in the development stage.

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

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Furniture & Fixtures	$1,851	$1,851
Less accumulated depreciation	(1,111)	(925)

Total	$740	$926

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the six months ended June 30, 2009 and the year end December 31 2008 was $186 and $370 respectively.

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

Intangible Assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30	December 31,
Intangible Asset	2009	2008	Amortization Period
E-Learning System	$-	$1	Indefinite
Less accumulated amortization	-	-
Total	$-	$1

Total amortization expense for the six months ended June 30, 2009 and December 31, 2008 was $0 and $0 respectively.  During the second quarter of 2009, the company determined not to pursue the E-learning system and expensed the impaired asset.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $47,530 and $90,363 as of June 30, 2009 and December 31, 2008.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  Diluted loss per common share for the six months ended June 30, 2009 and 2008 are not presented as it would be anti-dilutive.  At June 30, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 720,000 and 0, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized.  Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, asset retirement costs, and direct exploration salaries and related benefits.  Capitalized costs are categorized as being subject to amortization or not subject to amortization.  The Company operates one cost center in the U.S.A.  To date the Company has not established any proven recoverable reserves on its properties.

                The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

                The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

                Proceeds from the sale of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.

                The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

NOTE 2 - INCOME TAXES

	2008	2007
Net Operating Losses	$4,250,000	$3,963,988
Accrued Consulting Fees	33,000	39,251
Valuation Allowance	(4,283,000)	(4,003,239)
	$-	$-

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $12,510,000 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  Accordingly, the potential tax benefits of the loss carried forwards are offset by a valuation allowance of the same amount.

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

In October 2008, the company issued notice to the landowner of the Ohio Oil & Gas property of its intent to not pursue the acquisition of the project.  The company has also issued a demand letter to the land owner for the return of the $300,000 paid in June for the extension.  No response has been received from the land owner to date; the company will continue to pursue the return of the funds.  Since the entire amount is deemed abandoned on December 31, 2008, $475,949 has been written off as an exploration expense.

During the period ending June 30, 2009 the company acquired 36% in the drilling and development of the Gleason #4-16 well located in Oklahoma, USA. The company capitalized $135,785 for the drilling of the well during this period.  Subsequent to the period end, the company is in the final stages of completing the well.

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

NOTE 6 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 Canadian Dollars per month plus applicable taxes after consolidating leased space.  The new monthly rate is effective as of May 1, 2009. Prior to October 1, 2007, the lease was approximately $4,854 per month plus applicable taxes. For the year ended December 31, 2008 and 2007 the Company had $3,000 and $14,879 respectively in rent expense.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, the Company owed Santeo Financial $97,406 and $89,353 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $15,000 per month.  In April, Santeo Financial Corporation agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason Well.  The $15,000 was written off of the payable and booked as additional paid in capital.

As of June 30, 2009 and December 31, 2008, the Company owed Phil Van Angeren, an officer and director of the Company, $8,686 and $7,564 respectfully for consulting services performed as the Exploration Manager.

As of June 30, 2009 and December 31, 2008 the Company owed Roger Janssen, an officer and director of the Company $1,345 for incurred expenses.

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

As of June 30, 2009 and December 31, 2008, shareholders have advanced the Company $19,845, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

NOTE 9 - COMMON STOCK AND WARRANTS

In May 2009 the company closed its intended unit funding at 72 units totaling $180,000.  The Company has a 36% participation in the Gleason #4-16 well, with 67% of the company’s net revenue received being allocated proportionally to the unit holders.  The funds were raised via a unit private placement.  Each of the 72 units was priced at $2,500 per unit totaling $180,000 cash and consisted of 5,000 restricted common shares and 10,000 share purchase options  at $0.25 per share with an expiration date of November 15, 2010. The Company issued a total of 360,000 shares and 720,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.

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

NOTE 10 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of June 30, 2009 the amount owing on the notes is $266,003 which consists of principal in the amount of $185,838 and interest of $80,165.

NOTE 11 – SUBSEQUENT EVENTS

As of the date of this report drilling of the Gleason #4-16 well has finished. The company is in the final stages of completing the well.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

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

In April 2009, Santeo Financial Corporation agreed to forgive$15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  The $15,000 was written off of the payable and booked as additional paid in capital.

During the period ending June 30, 2009 the company acquired 36% in the drilling and development of the Gleason #4-16 well located in Oklahoma, USA. The company capitalized $135,785 for the drilling of the well during this period.  Subsequent to the period end, the company is in the final stages of completing the well.

Liquidity and Capital Resources.   We had cash of $47,530 as of June 30, 2009, all of which comprised our total current assets. As of the six month period ended June 30, 2009, we also had fixed assets of $740 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,111. The decrease in total fixed assets is due solely to depreciation.  We also had $135,785 of Oil & Gas Property and Deferred Expenditures. Therefore, for the six month period ended June 30, 2009, we had total assets of $184,055.

For the six month period ended June 30, 2009, we had $491,412 in total current liabilities, which was represented by $98,127 in accounts payable, $266,003 in notes payable, $107,437 in related party accounts payable and $19,845 in shareholder loans.  Therefore, for the six months ended June 30, 2009 we had total liabilities of $491,412. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues.  We had no revenue for the six month period ended June 30, 2009 or for the six month period ended June 30, 2008.

Operating Expenses and Net Loss. We had a loss from operations of $123,934 for the six month period ended June 30, 2009, as compared to a loss from operations of $185,700 for the six month period ended June 30, 2008. For the six month period ended June 30, 2009, our operating expenses were comprised of general and administrative expenses of $28,513 and consulting fees in the amount of $95,421. We also had $14,521 in interest expense and a $15,248 foreign currency exchange loss. Therefore, our net loss for the six month period ending June 30, 2009 was $153,703 as compared to a net loss of $250,933 for the six month period ended June 30, 2008.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $47,530 as of June 30, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

In May 2009 the company closed its intended unit funding at 72 units totaling $180,000.  The Company has a 36% participation in the Gleason #4-16 well, with 67% of the company’s net revenue received being allocated proportionally to the unit holders.  The funds were raised via a unit private placement.  Each of the 72 units was priced at $2,500 per unit totaling $180,000 cash and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of November 15, 2010.  The Company issued a total of 360,000 shares and 720,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Royal Quantum Group, Inc. a Nevada corporation

August 10, 2009	By:	/s/ Ron Ruskowsky
Principal executive officer Principal accounting officer President, CEO and a director

August 10, 2009	By:	/s/ Roger Janssen
Roger Janssen Vice-President, Secretary and a director