Form 10-Q
period 2009-09-30
ROYAL QUANTUM GROUP INC
filed 2009-11-20
CIK 1096296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-27739

Royal Quantum Group, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada	90-0315909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3
(Address of principal executive offices)

(403) 288-4321
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  ☒   Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of October 23, 2009 there were 48,980,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2009	2008
Current Assets:
Cash & Cash Equivalents	$125,616	$90,363
Accounts receivable	9,255	-
Total Current Assets	134,871	90,363

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(1,203)	(925)
Total Fixed Assets	648	926

Other Assets:
Intangible Assets	-	1
Oil & Gas Properties,full cost method	167,260	-
Less: Accumulated Depletion	(5,387)	-
Total Other Assets	161,873	1

Total Assets	$297,392	$91,290

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$93,157	$86,082
Notes Payable	294,166	235,755
Related Party Payables	146,323	98,262
Shareholder Loans	19,845	19,845
Total Current Liabilities	553,491	439,944
Total Liabilities	553,491	439,944
Stockholders' Equity:
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 48,980,338 shares at September 30,2009
and 48,020,338 shares at Dec 31, 2008	48,980	48,020
Paid-in Capital	4,824,482	4,480,442
Deficit Accumulated During the
Development Stage	(5,129,561)	(4,877,116)
Total Stockholders' Equity	(256,099)	(348,654)

Total Liabilities and Stockholders' Equity	$297,392	$91,290

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					since
					August 23,
	For the three months		For the nine months		2002
	ended		ended		inception of
	September 30,		September 30,		development
	2009	2008	2009	2008	stage
Revenues	$6,755	$-	$6,755	$-	$6,755
Cost of Goods Sold	(10,196)	-	(10,196)	-	(10,196)
Gross Profit	(3,441)	-	(3,441)	-	(3,441)

Expenses
Consulting Fees	58,174	35,130	153,595	185,938	1,201,108
Compensation Expense	-	-	-	-	273,790
Exploration Expense	-	-	-	-	475,949
General & Administrative	8,964	16,370	37,477	51,262	515,453

Loss from Operations	(70,579)	(51,500)	(194,513)	(237,200)	(2,469,741)

Other Income (Expenses)
Write-down of Assets	-	-	-	-	(157,986)
Foreign currency exchange gain (loss)	(20,563)	10,599	(35,811)	18,499	(18,678)
Interest (Expense)	(7,600)	(58,016)	(22,121)	(148,649)	(695,900)
Interest Income	-	-	-	-	263
Forgiveness of debt	-	-	-	17,500	46,520
Total Other Income (Expense)	(28,163)	(47,417)	(57,932)	(112,650)	(825,781)

Net Loss from Continuing Operations	$(98,742)	$(98,917)	$(252,445)	$(349,850)	$(3,295,522)

Discontinued Operations
Loss from operation of discontinued component	-	-	-	-	(1,967,294)
Gain pn disposal net of tax effect of $0	-	-	-	-	133,255
Net Income (Loss) from Discontinued Operations	-	-	-	-	(1,834,039)

Net Loss	$(98,742)	$(98,917)	$(252,445)	$(349,850)	$(5,129,561)

Basic and Diluted Loss Per Share
Continuing Operations	0.00	0.00	(0.01)	(0.01)
Loss per share	0.00	0.00	(0.01)	(0.01)

Weighted Average Shares Outstanding	48,510,773	44,487,729	48,246,272	41,737,291

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			since
			August 23,
	For the nine months		2002
	ended		inception of
	September 30,		development
	2009	2008	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(252,445)	$(349,850)	$(5,129,561)
Net Income/(Loss)from Discontinued Operations	-	-	1,578,681
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	278	278	1,203
Depletion	5,387	-	5,387
Write-down of mineral property	-	-	475,949
Write-down of assets	1	-	10,001
Stock issued for interest	-	125,000	600,000
Stock issued for start up costs	-	-	12,600
Stock issued for services	12,500	-	656,890
Forgiveness of debt	-	(17,500)	(46,520)
Foreign currency exchange loss (gain)	35,811	(18,499)	18,678
(Increase) decrease in accounts receivable	(9,255)	-	(9,255)
Increase (decrease) in interest on notes payable	22,121	23,649	89,214
Increase (decrease) in accounts payable	7,554	6,888	343,399
Increase (decrease) in related party accounts payable	63,061	(36,235)	123,681
Net cash provided (used in) continuing activities	(114,987)	(266,269)	(1,269,653)
Net cash provided (used in) discontinuing activities	-	-	386,515
Net cash provided by (used in) operating activities	(114,987)	(266,269)	(883,138)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Property	-	-	(10,000)
Investment in Oil Property	(167,260)	(418,727)	(584,459)
Purchase of fixed assets	-	-	(1,851)
Net cash provided by (used in) investing activities	(167,260)	(418,727)	(596,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	136,027
Payment on shareholder loans	-	(6,000)	(88,182)
Proceeds from notes payable	-	500,000	685,795
Contributed capital	-	-	2,842
Stock issued in exchange for cash	317,500	352,000	868,582
Net cash provided by (used in) financing activities	317,500	846,000	1,605,064

Net (Decrease) increase in Cash and Cash Equivalents	35,253	161,004	125,616
Cash and Cash Equivalents at Beginning of Period	90,363	3,448	-
Cash and Cash Equivalents at End of Period	$125,616	$164,452	$125,616
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$12
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in plan of reorganization	$-	$-	$858
Stock issued in asset acquisition	$-	$-	$2,243,000
Stock issued for services	$12,500	$-	$606,890
Stock issued for investment in oil property	$-	$58,750	$58,750
Stock issued for cancellation of debt	$-	$500,000	$674,700
Related Party Payable converted to paid in capital	$15,000	-	$15,000
Shareholder loans converted to paid in capital	$-	$-	$3,000
Stock issued for Accounts Payable	$-	$32,500	$52,500

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2009 and the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for the three and nine months then ended.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $5,100,000 for the period from August 23, 2002 (inception of development stage) to September 30, 2009 has a liquidity problem, and as of September 30, 2009 has minimal sources of revenue.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.  In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2009, the Company is in the development stage.

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

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Furniture & Fixtures	$1,851	$1,851 -
Less accumulated depreciation	(1,203)	(925)

Total	$648	$926

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the nine months ended September 30, 2009 and the year end December 31 2008 was $278 and $370 respectively.

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

Intangible Assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30	December 31,
Intangible Asset	2009	2008	Amortization Period

E-Learning System	$-	$1	Indefinite
Less accumulated amortization	-	-
Total	$-	$1

Total amortization expense for the nine months ended September 30, 2009 and December 31, 2008 was $0 and $0 respectively.  During the second quarter of 2009, the company determined not to pursue the E-learning system and expensed the impaired asset.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents in the amount of $125,616 and $90,363 as of September 30, 2009 and December 31, 2008.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  Diluted loss per common share for the nine months ended September 30, 2009 and 2008 are not presented as it would be anti-dilutive.  At September 30, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 1,820,000 and 0, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized.  Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, asset retirement costs, and direct exploration salaries and related benefits.  Capitalized costs are categorized as being subject to amortization or not subject to amortization.  The Company operates one cost center in the U.S.A.  To date the Company has established an estimated 10,950 Bbls of recoverable Oil from the Gleason #4-16 prospect and it is currently producing at approximately 6 Bbls per day.  As of the date of this report drilling of the Bond #1-18 well is underway.  The well is expected to be drilled to a total depth of 5450 ft.

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

Depletion Expense for the Gleason #4-16 well was $5,387 for the period ending September 30, 2009.  The company has not had an independent reserve evaluation done on the well as of this reporting period.  Since it has just recently gone into production, the lack of production history makes it difficult for a reserve evaluation to be completed.

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

During the period ending June 30, 2009 the company acquired 36% in the drilling and development of the Gleason #4-16 well located in Oklahoma, USA. The company capitalized $135,785 for the drilling of the well during this period.  The well has now been completed and is on production.

During the period ending September 30, 2009 the company raised $137,500 for the drilling of its next well, the Bond.  The company will acquire a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 550,000 shares relating to this financing.  The company has also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $12,500 which was in turn converted to an interest in the well.  The company elected to not dilute the investor’s portion of the interest in the well but to dilute the companies remaining interest in the well after paying the investors portion.  Thus the breakdown of the potential revenue from the company’s 25% interest in the Bond well will be as follows: 60% to the investors, 35% to the company and the remaining 5% will be allocated to the 3rd party as per the terms of the commission agreement.  As per the terms of the commission agreement the company also issued 50,000 shares valued at $12,500 to the 3rd party for consulting expenses related to the Bond financing.

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

NOTE 6 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement for an office in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450(Canadian Dollars per month plus applicable taxes after consolidating leased space.  The new monthly rate is effective as of May 1, 2009. Prior to October 1, 2007, the lease was approximately $4,854 per month plus applicable taxes. For the year ended December 31, 2008 and 2007 the Company had $3,000 and $14,879 respectively in rent expense.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, the Company owed Santeo Financial $135,906 and $89,353 respectfully for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $15,000 per month.  In April, Santeo Financial Corporation agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason Well.  The $15,000 was written off of the payable and booked as additional paid in capital.

As of September 30, 2009 and December 31, 2008, the Company owed Phil Van Angeren, an officer and director of the Company, $9,072 and $7,564 respectfully for consulting services performed as the Exploration Manager.

As of September 30, 2009 and December 31, 2008 the Company owed Roger Janssen, an officer and director of the Company $1,345 for incurred expenses.

As of September 30, 2009 and December 31, 2008, shareholders have advanced the Company $19,845, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

NOTE 9 - COMMON STOCK AND WARRANTS

In September 2009 the company closed a unit funding at 55 units totaling $137,500.  The Company has a 25% participation in the Bond #1-18 well, with 60% of the company’s net revenue received being allocated proportionally to the unit holders.  The funds were raised via a unit private placement.  Each of the 55 units was priced at $2,500 per unit totaling $137,500  and consisted of 10,000 restricted common shares and 20,000 share purchase options at $0.25 per share with an expiration date of March 10, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company issued 50,000 shares valued at $12,500 for consulting expense, related to the Bond financing, to a 3rd party.  The $12,500 was converted to a 5% interest in the Bond #1-18 well.

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

NOTE 9 - COMMON STOCK AND WARRANTS (Continued)

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

NOTE 10 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries and interest rate of 12%.  As of September 30, 2009 the amount owing on the notes is $294,166 which consists of principal in the amount of $199,469 and interest of $94,697.

NOTE 11 – SUBSEQUENT EVENTS

As of the date of this report drilling of the Bond #1-18 well is underway.  The well is expected to be drilled to a total depth of 5450 ft.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

In April 2009, the company extended the expiration of its Series B warrants to May 8, 2010.

In April 2009, Santeo Financial Corporation agreed to forgive$15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  The $15,000 was written off of the payable and booked as additional paid in capital.

During the period ending June 30, 2009 the company acquired 36% in the drilling and development of the Gleason #4-16 well located in Oklahoma, USA. The company capitalized $135,785 for the drilling of the well during this period.  The well has been completed and is on production.

In August 2009, the company extended the expiration of its Series A Warrants to September 25, 2010.

During the period ending September 30, 2009 the company raised $137,500 for the drilling of its next well, the Bond.  The company will acquire a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 550,000 shares relating to this financing.  The company has also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $12,500 which was in turn converted to an interest in the well.  The company elected to not dilute the investor’s portion of the interest in the well but to dilute the companies remaining interest in the well after paying the investors portion.  Thus the breakdown of the potential revenue from the company’s 25% interest in the Bond well will be as follows: 60% to the investors, 35% to the company and the remaining 5% will be allocated to the 3rd party as per the terms of the commission agreement.  .

Liquidity and Capital Resources.   We had cash of $125,616 and accounts receivable of $9,255 as of September 30, 2009, all of which comprised our total current assets. As of the nine month period ended September 30, 2009, we also had fixed assets of $648 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,203. The decrease in total fixed assets is due solely to depreciation.  We also had $161,873 of Oil & Gas Property and Deferred Expenditures. Therefore, for the nine month period ended September 30, 2009, we had total assets of $297,392

For the nine month period ended September 30, 2009, we had $553,491 in total current liabilities, which was represented by $93,157 in accounts payable, $294,166 in notes payable, $146,323 in related party accounts payable and $19,845 in shareholder loans.  Therefore, for the nine months ended September 30, 2009 we had total liabilities of $553,491. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues and Gross Profit (Loss).  We had revenue of $6,755 and associated costs of $10,196 for the nine month period ended September 30, 2009 as compared to no revenue and associated costs  for the nine month period ended September 30, 2008. Therefore, for the nine period ended September 30,2009, we had a loss before other expenses of $3,441.

Operating Expenses and Net Loss. We had a loss from operations of $194,513 for the nine month period ended September 30, 2009, as compared to a loss from operations of $237,200 for the nine month period ended September 30, 2008. For the nine month period ended September 30, 2009, our operating expenses were comprised of general and administrative expenses of $37,477 and consulting fees in the amount of $153,595. We also had $22,121 in interest expense and a $35,811 foreign currency exchange loss. Therefore, our net loss for the nine month period ending September 30, 2009 was $252,445 as compared to a net loss of $349,850 for the nine month period ended September 30, 2008.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $125,616 as of September 30, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

In September 2009 the company closed a unit funding at 55 units totaling $137,500.  The Company has a 25% participation in the Bond #1-18 well, with 60% of the company’s net revenue received being allocated proportionally to the unit holders.  The funds were raised via a unit private placement.  Each of the 55 units was priced at $2,500 per unit totaling $137,500 cash and consisted of 10,000 restricted common shares and 20,000 share purchase options at $0.25 per share with an expiration date of March 10, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company paid a commission of $12,500 relating to the financing to a 3rd party.  The $12,500 was converted to a 5% interest in the company’s share of the net revenue received from the Bond #1-18 well.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Royal Quantum Group, Inc.
a Nevada corporation

November 20, 2009	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

November 20, 2009	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director