Form 10-K
period 2009-12-31
ROYAL QUANTUM GROUP INC
filed 2010-04-15
CIK 1096296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number: 000-27739

ROYAL QUANTUM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0315909
(State of incorporation)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  As of April 13, 2009, approximately $1858,524.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of December 31, 2009, there were 48,980,338 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

In March 2008, the Company issued 1,820,000 shares in a private placement for $0.10 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.10 per share and one share Series A purchase warrant, entitling the holder to purchase one share at a price of $0.15 for a period of 18 months from closing of the private placement,  resulting in the Company receiving $182,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

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

In May 2008, the Company issued 580,000 shares in a private placement for $0.25 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.25 per share and one share Series B purchase warrant, entitling the holder to purchase one share at a price of $0.40 for a period of 12 months from closing of the private placement, resulting in the Company receiving $145,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

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

In April 2009, Santeo Financial Corporation agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  The $15,000 was written off of the payable and booked as additional paid in capital.

During the period ending June 30, 2009 the company acquired a 36% interest in the drilling and development of the Gleason #4-16 well located in Oklahoma, USA. The company capitalized $173,740 for the drilling of the well during 2009.  The well has been completed and is on production.

In August 2009, the company extended the expiration of its Series A Warrants to September 25, 2010.

During the period ending September 30, 2009 the company raised $137,500 for the drilling of the Bond #1-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 550,000 shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond #1-18 well.  This commission totaled $12,500 which was converted to a proportionate interest in the well along with 50,000 shares.

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

Employees. As of December 31, 2009, we have no full-time employees and no part-time employees. We believe we may need to hire three additional employees in the next twelve months. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

Our Facilities.  Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 ($450 Canadian Dollars) per month plus applicable taxes.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.  Our telephone number is (403) 288-4321.

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

As of December 31, 2009, our net loss since inception was $5,219,452. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Property.

Property held by us.

During the period ending December 30, 2009 the company acquired a 25% interest in the Bond #1-18 well located in Oklahoma, USA. The well has been completed and is on production at a rate of approximately 85 Bbls per day.

During the period ending June 30, 2009 the company acquired a 36 % interest in the Gleason #4-16 well located in Oklahoma, USA. The well has been completed and is on production at a rate of approximately 5 Bbls per day.

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

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. Our common stock is listed on the OTC Bulletin Board under the symbol "RYQG". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Quarter ended:	High	Low
December 31, 2009	0.11	0.085
September 30, 2009	0.04	0.04
June 30, 2009	0.07	0.07
March 31, 2009	0.04	0.04
December 31, 2008	0.035	0.035
September 30, 2008	0.08	0.07
June 30, 2008	0.07	0.07
March 31, 2008	0.52	0.43

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

We had 48,980,338 shares of common stock issued and outstanding as of December 31, 2009, which were held by approximately 107 shareholders.

There are 580,000 shares available to be purchased under option at $0.40/share until May 8, 2010 pursuant to the private placement financing completed in April 2008.  There are 1,820,000 shares available to be purchased under option at $0.15/share until September 25, 2010 pursuant to the private placement financing completed in March of 2008. There are 720,000 shares available to be purchased under option at $0.25/share until November 15, 2010 pursuant to the private placement financing completed in May of 2009.  There are 1,100,000 shares available to be purchased under option at $0.25/share until March 8, 2011 pursuant to the private placement financing completed in September 2009.

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

In March 2008, the Company issued 1,820,000 shares in a private placement for $0.10 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.10 per share and one share Series A purchase warrant, entitling the holder to purchase one share at a price of $0.15 for a period of 18 months from closing of the private placement,  resulting in the Company receiving $182,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

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

In May 2008, the Company issued 580,000 shares in a private placement for $0.25 per Unit.  Each Unit entitled the holder to acquire 1 common share of the company’s stock at $0.25 per share and one share Series B purchase warrant, entitling the holder to purchase one share at a price of $0.40 for a period of 12 months from closing of the private placement, resulting in the Company receiving $145,000 in cash.  The shares were issued in a transaction which the Company believes satisfies the requirements of the Regulation S exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. The Company used those funds for working capital.

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

During the period ending June 30, 2009, Santeo Financial Corporation agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  The $15,000 was written off of the payable and booked as additional paid in capital.

During the period ending June 30, 2009 the company raised a $180,000 for the drilling and completion of the Gleason #4-16 well through the issuance of 72 units.  The Company earned a 36% interest in the well with 67% of the company’s net revenue received being allocated proportionally to the unit holders.  Each of the 72 units was priced at $2,500 per unit totaling $180,000 cash and consisted of 5,000 restricted common shares and 10,000 share purchase options  at $0.25 per share with an expiration date of November 15, 2010. The Company issued a total of 360,000 shares and 720,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.

During the period ending September 30, 2009 the company raised $137,500 for the drilling of the Bond #1-18 through the issuance of 55 units priced at $2,500 per unit.  Each unit consisted of  10,000 restricted common shares and 20,000 share purchase options  at $0.25 per share with an expiration date of March 8, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $12,500 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 50,000 shares valued at $12,500 to the 3rd party for consulting expenses related to the Bond financing and 100,000 options expiring March 8, 2011.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information that would have been in a registration statement in reliance on the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities.

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

As of December 31, 2009, we are in the production stage and have commenced our planned principal operations. As a development stage company, we had recurring losses during this phase of operations. Management is currently developing a plan to raise capital to develop the business plan. No commitments to provide funding to the Company have been confirmed as of the date of this report.

Our current focus is on the acquisition, exploration and development of mineral resource properties located within favorable geo-political climates.

For the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Results of Operations.

Revenues.  The Company had revenue for the year ended December 31, 2009 of $48,265 and production costs of $36,524., as compared to the year ended December 31, 2008 of revenue $0 and production costs of $0.

Operating Expenses and Net Loss. The Company’s net loss is $342,336 for the year ended December 31, 2009 was comprised of general and administrative expenses of $20,352, consulting fees in the amount of $198,845, professional fees in the amount of $57,539 and rent expenses of $3,982. The Company also had $73,359 in total other expenses, including $41,865 in foreign currency exchange loss, $31,494 of net interest.  In comparison to the year ended December 31, 2008,   The Company’s net loss of $1,217,217 was comprised of general and administrative expenses of $12,225, consulting fees in the amount of $237,936, exploration expenses of $475,949, professional fees of $48,029 and rent expense of $3,000.  The Company also had $440,078 in total other expenses, including $55,060 in foreign currency exchange gain, $531,658 net interest, $46,520 gain from forgiveness of debt, and $10,000 write-down of assets.

Liquidity and Capital Resources.   The Company had cash of $12,022 as of December 31, 2009, as compared to $90,363 as of December 31, 2008.  As of the year ended December 31, 2009, the Company also had fixed assets of $556, represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,295 as compared to the year ended December 31, 2008, the Company had fixed assets of $926, represented by furniture and fixtures of $1,851 less accumulated depreciation of $925.  The Company also had $1 in intangible assets in 2008.

For the year ended December 31, 2009, the Company had $656,706 in total current liabilities, which was represented by $134,728 in accounts payable, $309,648 in demand notes payable, $192,485 in related party accounts payable, and $19,845 in shareholder loans.  This is in comparison to the year ended December 31, 2008, where the Company had $439,944 in total current liabilities, which was represented by $86,082 in accounts payable, $235,755 in demand notes payable, $98,262 in related party accounts payable, and $19,845 in shareholder loans.

The Company had long term liabilities of $10,980 for the year ended December 31, 2009 which consisted of an asset retirement obligation, The Company had total liabilities of $667,686.  This is in comparison to the year ended December 31, 2008, where the Company no long-term  liabilities and  total liabilities of $439,944.  The Company is not aware of any other known trends, events or uncertainties which may affect its future liquidity.

Our Plan of Operation for the Next Twelve Months.   Our focus is to acquire oil and gas and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $12,022 as of December 31, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

The financial statements required by Item 8 follow:

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Royal Quantum Group, Inc.

We have audited the accompanying balance sheets of Royal Quantum Group, Inc. (Formerly a development stage company) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. Royal Quantum Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $5,219,000, has a liquidity problem and has just recently entered the production stage in the oil and gas industry, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROBISON, HILL & CO.
Robison, Hill & Co.
ertified Public Accountants

Salt Lake City, UT
April 15, 2010

ROYAL QUANTUM GROUP, INC.
(Formerly A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008

Current Assets:
Cash & Cash Equivalents	$12,022	$90,363
Accounts receivable	31,851	-

Total Current Assets	43,873	90,363

Fixed Assets:
Furniture & Fixtures	1,851	1,851
Less: Accumulated Depreciation	(1,295)	(925)

Total Fixed Assets	556	926

Other Assets:
Intangible Assets	-	1
Proved Oil & Gas Properties,full cost method	255,868	-
Less: Accumulated Depletion	(5,657)	-
Unproved Oil & Gas Properties	27,056

Total Other Assets	277,267	1

Total Assets	$321,696	$91,290

ROYAL QUANTUM GROUP, INC.
(Formerly A Development Stage Company)
BALANCE SHEETS
(Continued)

	December 31,	December 31,
	2009	2008
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$134,728	$86,082
Notes Payable	309,648	235,755
Related Party Payables	192,485	98,262
Shareholder Loans	19,845	19,845

Total Current Liabilities	656,706	439,944

Long-Term Liabilities:
Asset Retirement Obligation	10,980	-

Total Long-Term Liabilities	10,980	-

Total Liabilities	667,686	439,944

Stockholders' Equity:
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
Issued 0 shares at December 31, 2009 and 2008	-	-
Common Stock, Par value $.001
Authorized 500,000,000 shares
Issued 48,980,338 shares at December 31,2009
and 48,020,338 shares at December 31, 2008	48,980	48,020
Paid-in Capital	4,824,482	4,480,442
Retained Deficit	(5,219,452)	(4,877,116)

Total Stockholders' Equity	(345,990)	(348,654)

Total Liabilities and Stockholders' Equity	$321,696	$91,290

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(Formerly A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2009	2008

Oil Revenue	$48,265	$-

Operating Expenses
Production Costs	36,524	-
Consulting Fees	17,336	146,358
Exploration Expense	-	475,949
General & Administrative	20,352	12,225
Professional Fees	57,539	48,029
Related Party Consulting	181,509	91,578
Related Party Rent Expense	3,982	3,000

Total Operating Expenses	(317,242)	(777,139)

Other Income (Expenses)
Write-down of Assets	-	(10,000)
Foreign currency exchange gain (loss)	(41,865)	55,060
Interest (Expense)	(31,494)	(531,658)
Forgiveness of debt	-	46,520
Total Other Income (Expense)	(73,359)	(440,078)

Net Loss	$(342,336)	$(1,217,217)

Loss per share	$(0.01)	$(0.03)

Weighted Average Shares Outstanding	48,431,297	43,316,636

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(Formerly A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Paid-in	Retained
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2007	39,095,338	$39,095	$3,046,117	$(3,659,899)

Stock issued for cash	2,500,000	2,500	349,500	-
Issued stock in exchange for accounts payable	50,000	50	32,450	-
Issued stock in exchange for services	125,000	125	58,625	-
Issued stock for cancellation of debt	6,250,000	6,250	993,750	-
Net Loss	-	-	-	(1,217,217)
Balance at December 31, 2008	48,020,338	48,020	4,480,442	(4,877,116)

Stock issued for cash	910,000	910	316,590	-
Cancellation of debt due to related party(Santeo)	-	-	15,000	-
Issued stock in exchange for services	50,000	50	12,450	-
Net Loss	-	-	-	(342,336)
Balance at December 31, 2009	48,980,338	$48,980	$4,824,482	$(5,219,452)

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(Formerly A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(342,336)	$(1,217,217)
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	370	370
Depletion	5,657	-
Write-down of mineral property	-	475,949
Write-down of assets	1	10,000
Stock issued for interest	-	500,000
Stock issued for services	12,500	-
Forgiveness of debt	-	(46,520)
Foreign currency exchange loss (gain)	41,865	(55,060)
Increase (decrease) in accounts receivable	(31,851)	-
Increase (decrease) in interest on notes payable	31,494	31,658
Increase (decrease) in accounts payable	49,179	(19,240)
Increase (decrease) in related party accounts payable	109,223	(21,826)

Net cash provided (used in) continuing activities	(123,898)	(341,886)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of proven oil and gas property interests	(244,887)	(417,199)
Investment in unproven oil and gas property	(27,056)	-

Net cash provided by (used in) investing activities	(271,943)	(417,199)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on shareholder loans	-	(6,000)
Proceeds from notes payable	-	500,000
Stock issued in exchange for cash	317,500	352,000
Net cash provided by (used in) financing activities	317,500	846,000

ROYAL QUANTUM GROUP, INC.
(Formerly A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

	For the year ended
	December 31,
	2009	2008

Net (Decrease) increase in Cash and Cash Equivalents	(78,341)	86,915
Cash and Cash Equivalents at Beginning of Period	90,363	3,448
Cash and Cash Equivalents at End of Period	$12,022	$90,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Stock issued in plan of reorganization	$-	$-
Stock issued in asset acquisition	$-	$-
Stock issued for services	$12,500	$-
Stock issued for investment in oil property	$-	$58,750
Stock issued for cancellation of debt	$-	$500,000
Related party payable converted to paid in capital	$15,000	$-
Stock issued for Accounts Payable	$-	$32,500

The accompanying notes are an integral part of the financial statements

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $5,200,000, has recently entered the production stage of the oil and gas industry, and has a liquidity problem.  In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.   In addition the company may require increasing equity and debt financing in order to finance its business activities on an ongoing basis.

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

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009, the Company is in the production stage of the oil and gas industry.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Revenue Recognition

The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells.  Oil and gas sold is not significantly different from the Company’s share of production.  Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered.  Shipping and handling costs in connection with such deliveries are included in production costs.  Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured.  The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator.  As a result, net revenues may lag the production month by one or more months.

Depreciation and Amortization

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Fixed assets consisted of the following at December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
Furniture & Fixtures	$1,851	$1,851 -
Less accumulated depreciation	(1,296)	(925)

Total	$555	$926

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Total depreciation expense for the twelve months ended December 31, 2009 and 2008 was $370 and $370 respectively.

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

Intangible Assets consisted of the following at December 31, 2009 and December 31, 2008:

	December 31,	December 31,
Intangible Asset	2009	2008	Amortization Period
E-Learning System	$ - 1	$1	Indefinite
Less accumulated amortization	-	-
Total	$-	$1

Total amortization expense for the twelve months ended December 31, 2009 and December 31, 2008 was $0 and $0 respectively.  During the second quarter of 2009, the Company determined not to pursue the E-Learning System and expensed the impaired asset.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized.  Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, asset retirement costs, and direct exploration salaries and related benefits.  Capitalized costs are categorized as being subject to depletion or not subject to depletion.  The Company operates in one cost center, the United States.

The capitalized costs of oil and gas properties are depleted on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Depletion expense for the years ending December 31, 2009 and 2009 was $5,657 and $0, respectively.

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

The Company is in the process of exploring additional unproved oil and natural gas properties. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents in the amount of $12,022 and $90,363 as of December 31, 2009 and 2008 all of which was fully covered by federal depository insurance.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the years ended December 31, 2009 and 2008 are not presented as it would be anti-dilutive.  At December 31, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 4,220,000 and 4,220,000, respectively.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company applies SFAS 143, Accounting for Asset Retirement Obligations.  This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.  SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred.  For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled.  The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas properties at its discounted fair value.  The liability is then accreted each period until the liability is settled or the well is sold, at which tie the liability is reversed.

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

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (continued)

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through April 15, 2010.

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (continued)

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - INCOME TAXES

As of December 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $12,513,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$4,254,000	$4,250,000
Accrued Consulting Fees	62,000	33,000
Valuation Allowance	(4,316,000)	(4,283,000)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2009	2008
Provision (Benefit) at US Statutory Rate	$(116,394)	$(413,854)
Stock Compensation / Interest	4,250	127,500
Excess Capital Losses over Capital Gains	(-)	(3,400)
Accrued Consulting Fees	28,849	7,421
Other	50,295	2,572
Increase (Decrease) in Valuation Allowance	33,000	279,761
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 – INVESTMENT IN MINERAL PROPERTY

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

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 - INVESTMENT IN OIL & GAS PROPERTY

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

During the period ending June 30, 2009, the Company acquired an interest in the Gleason #4-16 well in Oklahoma, U.S.A.  The company raised a total of $180,000 for the drilling and completion of the Gleason #4-16 well through the issuance of 72 units.  The Company earned a 36% interest in the well with 67% of the company’s net revenue received being allocated proportionally to the unit holders.  Each of the 72 units was priced at $2,500 per unit totaling $180,000 cash and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of November 15, 2010. The Company issued a total of 360,000 shares and 720,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.

Santeo Financial Corporation agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  The $15,000 was written off of the payable and booked as additional paid in capital.

During the year ended December 31, 2009, the Company capitalized a total of $173,740 in acquisition and exploration costs relating to the Gleason #4-16 well.  It has been determined the Gleason #4-16 well has proved oil reserves.  For the year ended December 31, 2009, the Company received  revenues of $18,512 from the Gleason #4-16 well.  As of December 31, 2009, the total capitalized costs related to the Gleason well was $173,740.  Depletion on the Gleason well at December 31, 2009 was $4,907.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 - INVESTMENT IN OIL & GAS PROPERTY (continued)

During the period ending September 30, 2009, the Company acquired an interest in the Bond #1-18 well in Oklahoma, U.S.A.  The company raised a total of $137,500 for the drilling of the Bond #1-18 through the issuance of 55 units priced at $2,500 per unit.  Each unit consisted of 10,000 restricted common shares and 20,000 share purchase options at $0.25 per share with an expiration date of March 8, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $12,500 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 50,000 shares valued at $12,500 to the 3rd party for consulting expenses related to the Bond financing and 100,000 options expiring March 8, 2011.

During the year ended December 31, 2009, the Company capitalized a total of $77,628 in acquisition and exploration costs relating to the Bond #1-18 well.  It has been determined the Bond #1-18 well has proved oil reserves.  For the year ended December 31, 2009, the Company received  revenues of $29,753 from the Bond #1-18 well.  As of December 31, 2009, the total capitalized costs related to the Bond well was $82,128.  Depletion on the Bond well at December 31, 2009 was $750.

During 2009, the Company acquired an interest in additional oil property in Oklahoma and has capitalized $27,056 as part of unproved properties.

NOTE 5 - ASSET RETIREMENT OBLIGATION

The Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.

The Company identified and estimated all of its asset retirement obligations for tangible, long-lived assets as of December 31, 2009. These obligations were for plugging and abandonment costs for depleted oil and gas wells.  The Company had no proved reserves in 2008; therefore the Company did not record an asset retirement obligation.   During the year ended December 31, 2009, the Company estimated its asset retirement obligation to be $10,980.  Upon recognition of this asset retirement obligation, a liability of $10,980 was recorded and the capitalized costs of proved properties was increased by $10,980.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 - LEASE AGREEMENT

The company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, CEO.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 ($450 Canadian Dollars) per month plus applicable taxes effective April 1, 2009 after consolidating leased space.  Prior to April 1, 2009, the lease was approximately $250 per month plus applicable taxes. For the year ended December 31, 2009 and 2008 the Company had $3,982 and $3,000 respectively in rent expense.

During 2008, Trio Gold wrote off the entire balance owed to them through March 31, 2008.  The company has recorded $29,020 in forgiveness of debt as of December 31, 2008.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2009 and 2008. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009e:

United States (a)	2006 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the Company owed Santeo Financial $172,693 and $89,353 respectively for consulting services.  Ron Ruskowsky, President and CEO of the Company is an affiliate of Santeo Financial.  Currently the Company has an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange the Company agrees to pay a consultant fee of $15,000 per month effective October 1, 2008.

As of December 31, 2009 and 2008, the Company owed Ron Ruskowsky, President and CEO of the Company, $9,374 and $0 respectively for operating expenses paid for by Ron.

As of December 31, 2009 and 2008, the Company owed Roger Janssen, an officer and director of the Company, $1,345 and $1,345 respectively for services performed.

As of December 31, 2009 and 2008, the Company owed Phil Van Angren, an officer and director of the Company, $9,073 and $7,564 respectively for consulting services performed as the Exploration Manager.

As of December 31, 2009 and 2008, shareholders have advanced the Company $19,845 and $19,845, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

As of December 31, 2009 and 2008, the Company rented office space from Trio Gold in the amount of $3,982 and $3,000 respectfully. Trio Gold’s president is the father of Ron Ruskowsky, President and CEO of the Company.

NOTE 9 - COMMON STOCK AND WARRANTS

In September 2009 the company closed a unit funding at 55 units totaling $137,500.  The Company has a 25% participation in the Bond #1-18 well, with 60% of the company’s net revenue received being allocated proportionally to the unit holders.  The funds were raised via a unit private placement.  Each of the 55 units was priced at $2,500 per unit totaling $137,500  and consisted of 10,000 restricted common shares and 20,000 share purchase options at $0.25 per share with an expiration date of March 10, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company issued 50,000 shares valued at $12,500 for consulting expense, related to the Bond financing, to a 3rd party.  The $12,500 was converted to a proportionate 5% interest in the Bond #1-18 well.

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

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 - COMMON STOCK AND WARRANTS (Continued)

The following table sets forth common share purchase warrants outstanding as of December 31, 2009:

Warrants Outstanding
Balance, December 31, 2008	4,220,000
Warrants granted	-
Warrants expired	-
Balance, December 31, 2009	4,220,000

The following table lists the common share warrants outstanding at December 31, 2009. Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
580,000	$ 0.40	0.42	580,000	$ 0.40
1,820,000	$ 0.15	0.75	1,820,000	$ 0.15
720,000	$ 0.25	0.92	720,000	$ 0.25
1,100,000	$ 0.25	1.17	1,100,000	$ 0.25
4,220,000			4,220,000

NOTE 10 – NOTES PAYABLE

The Company has a note payable with Integrated Business Concepts, Inc. that is due upon demand and carries an interest rate of 12%.  As of December 31, 2009, the amount owing on the note is $309,648 which consists of principal in the amount of $203,792 and interest of $105,856.  The total amount due at December 31, 2008 was $235,755.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to December 31, 2009 through April 15, 2010, the financial statement issuance date, and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to April 15, 2010.

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Net Capitalized Costs

The following summarized net capitalized costs as of December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
Oil and Gas Properties
Proved	$255,868	$-
Unproved	27,056	-
Less: Depletion	(5,657)	-
Net capitalized costs	$277,267	$-

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2009.  All costs represent investment in unproved properties and will be evaluated over several years as the properties are explored.

	2009	2008	Total

Property acquisition costs	$27,056	$-	$27,056

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	December 31,	December 31,
	2009	2008
Development costs	$251,668	-
Exploration costs	-	-
Acquisition costs:		-
Proved	4,200	-
Unproved	27,056	$475,949
Sales of Properties	-	-
Totals	$282,924	$475,949

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)
(Continued)

Oil and Gas Reserve Quantities

The reserve information presented below is based on reports prepared by independent petroleum engineers, Ramsey Property Management for the properties Gleason #4-16 and Bond #1-18.

The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission and based on Reserve definitions found in Rule 4-10(a) of Regulation S-X. Reserve estimates are inherently imprecise.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, ie., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic productivity is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

	Oil		Gas
	MBBL		MMcf
	Gross	Net	Gross	Net
Gleason #4-16	11.554	3.328	12.129	3.494
Bond #1-18	47.774	9.556	31.552	6.311
Totals	59.328	12.884	43.681	9.805

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows, related to the above oil and gas reserves, is calculated in accordance with the requirements of SFAS No 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting period. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end proved reserves based on year-end cost

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)
(Continued)

indices, assuming continuation of year end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax cash flows, less the tax bases of related assets. Discounted future net cash flows have been calculated using a 10% discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The information provided in tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value Company’s proved oil and gas reserves. Estimates of proved reserves quantities are imprecise and change over time, as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No.69 requires assumptions as to the timing and the amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

	2009	2008
Future cash inflows	$912,508	$-
Future production and development costs	(150,525)	-
Future income tax expense	-	-
Future net cash flows	761,983	-
Less effect of a 10% discount factor	(167,095)	-
Discounted future net cash flows	$594,888	$-

ROYAL QUANTUM GROUP, INC.
(Formerly a Development Stage Company)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)
(Continued)

Principal sources of changes in standardized measure of discounted future net cash flows are as follows:

	2009	2008
Discounted present value as at beginning of year	$-	$-
Sales and transfers of oil and gas, net of production costs	-	-
Changes in future development costs	-	-
Extensions and discoveries and revisions, net of future
production and development costs	-	-
Net change in price and production costs	-	-
Change in estimated net profit payments	-	-
Accretion of discount	-	-
Standardized measure, end of period	$-	$-

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ron Ruskowsky Suite #145, 251 MidPark Blvd S.E. Calgary, AB T2X 1S3 Canada	42	President, CEO and Principal Accounting Officer Director
Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	46	Vice-President, Secretary Director
Phillip van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	53	Exploration Manager, Director

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2009 and 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky President and CEO, Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Roger Janssen Vice-President and Secretary	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Except as set forth above, none of the Company's officers and/or directors currently receives any compensation for their respective services rendered to the Company.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in October 1996.

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Ron Ruskowsky President, CEO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0
Roger Janssen, Vice-President, Secretary	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2009:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2010 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

As of December 31, 2009, we owed Roger Janssen $1,345 for services paid directly by Mr. Janssen.

As of December 31, 2009, the Company owed Phil Van Angren, an officer and director of the Company, $9,073 for consulting services performed as the Exploration Manager.

As of December 31, 2009 and 2008, the Company owed Santeo Financial $172,693 and $89,353 respectively for consulting services.  Ron Ruskowsky, President and CEO of the Company, is an affiliate of Santeo Financial.

As of December 31, 2009 and 2008, the Company owed Ron Ruskowsky, President and CEO of the Company, $9,374 and $0 respectively for operating expenses paid for by Ron.

Currently we have an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange for which we pay a consultant fee of $15,000 per month.

As of December 31, 2009 and December 31, 2008, shareholders have advanced us $19,845 and $19,845, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $21,381 and $16,783, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2009, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2009 and December 31, 2008, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $140 and $162, respectively.

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

Item 15. Exhibits

3.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
3.2           Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Calgary, Alberta, Canada, on April 15, 2010

Royal Quantum Group, Inc.
a Nevada corporation

By:  __/S/___________________
       Ron Ruskowsky

Its:
Principal executive officer, Principal accounting officer
President, CEO and a director

By:  __/S/____________________
       Roger Janssen

Its:      Vice-President, Secretary and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  __/S/___________________       April 15, 2010
       Ron Ruskowsky
Its:  Director

By: ___/S/__________________       April 15, 2010
       Roger Janssen
Its:  Director