Form 10-Q
period 2010-03-31
ROYAL QUANTUM GROUP INC
filed 2010-05-24
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

(403) 288-4321
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 7, 2010 there were 49,636,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$192,762	$12,022
Accounts receivable	83,317	31,851

Total current assets	276,079	43,873

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,388)	(1,295)

Total property and equipment, net	463	556

Other assets:
Proved oil and gas properties, full cost method	293,207	255,868
Less: accumulated depletion	(24,128)	(5,657)
Unproved oil and gas properties	30,474	27,056

Total other assets	299,553	277,267

Total assets	$576,095	$321,696

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$104,609	$113,160
Royalties due stockholders	74,044	21,568
Related party payables	206,455	192,485
Notes payable	325,136	309,648
Stockholder loans	19,845	19,845

Total current liabilities	730,089	656,706

Long-term liabilities:
Asset retirement obligation	10,980	10,980

Total long-term liabilities	10,980	10,980

Total liabilities	741,069	667,686

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2010 and	-	-
December 31, 2009

Common stock, par value $.001
Issued 49,636,338 shares at March 31, 2010
and 48,980,338 shares at December 31, 2009	49,636	48,980
Paid-in capital	5,044,203	4,824,482
Accumulated deficit	(5,249,064)	(5,219,452)
Other comprehensive loss	(9,749)	-
Total stockholders' deficit	(164,974)	(345,990)

Total liabilities and stockholders' deficit	$576,095	$321,696

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Oil revenue	$135,597	$-

Operating expenses
Production costs	31,450	-
Royalty expense	74,933	-
Consulting fees	45,345	49,650
General & administrative	7,317	6,864

Total operating expenses	(159,045)	(56,514)

Loss from operations	(23,448)	(56,514)

Other income (expenses)
Interest expense	(6,164)	(7,144)
Total other income (expense)	(6,164)	(7,144)

Net loss	$(29,612)	$(63,658)

Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	49,296,060	48,020,338

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(29,612)	$(63,658)
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	93	93
Depletion	18,471	-
Increase (decrease) in accounts receivable	(51,466)	-
Increase (decrease) in interest on notes payable	6,164	7,144
Increase (decrease) in accounts payable	(8,551)	(4,758)
Increase (decrease) in royalties due stockholders	52,476	-
Increase (decrease) in related party accounts payable	14,017	18,758

Net cash provided (used in) operating activities	1,592	(42,421)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of proven oil and gas property interests	(99,954)	-
Investment in unproven oil and gas property	(20,427)	(1)

Net cash (used in) investing activities	(120,381)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of units consisting of common stock
and oil and gas royalties	300,000	-
Payment on stockholders loans	-	80,000

Net cash provided by financing activities	300,000	80,000

Effect of exchange rates on cash	(471)	565

Net increase in cash and cash equivalents	180,740	38,143
Cash and cash equivalents - beginning of period	12,022	90,363
Cash and cash equivalents - end of period	$192,762	$128,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of participating units for services rendered in
connection with private offerings (See Notes 3 and 7)	$28,000	$-

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Royal Quantum Group, Inc. (“the Company “) was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc.

Interim Financial Statements

Royal Quantum Group, Inc.’s interim financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Royal Quantum Group, Inc.’s Form 10-K dated December 31, 2009.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates. The Company has made assumptions in valuing its oil and natural gas reserves, which may affect the amounts at which oil and natural gas properties are recorded.   The Company has also computed the components of the investments units sold in its private offerings using assumptions such as volatility, expected life and the risk-free interest rate (See Note 7).

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $29,612 for the three months ended March 31, 2010 and an accumulated deficit at March 31, 2010 of $5,249,064.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in four oil and gas wells. Three of the wells were placed in production during the quarter ended March 31, 2010. Total gross revenue generated from these three wells during the three month period amounted to $135,597. The fourth well is currently being drilled. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are reported at the customer’s outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of March 31, 2010, no allowance is required.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended March 31, 2010 and 2009 amounted $93 and $93, respectively.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar.  For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Concentrations of Credit Risk

The Company’s revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s three wells is sold to one customer.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

Loss Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2010 that have been excluded from the computation of diluted net loss per share include warrants to purchase 5,476,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 628,000 shares of the Company’s common stock. Potential common shares as of March 31, 2009 that have been excluded from the computation of diluted net loss per share include 2,400,000 warrants. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 54,463,227 and 49,848,338 for the three months ended March 31, 2010 and 2009, respectively.

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Accounting Standards Codification (“ASC”) Topic 410-20, formerly Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”) requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2010, the Company does not believe there has been any impairment of its long-lived assets.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC No. 740 ”Income Taxes” (formerly Statement of Financial Accounting Standards 109). The method of accounting for income taxes under ASC No. 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

During the quarter ended June 30, 2009, the Company acquired a 28.80% working interest in the Gleason #4-16 well in Oklahoma. The Company raised a total of $180,000 for the drilling and completion of the Gleason #4-16 well through the issuance of 72 units.  Each of the 72 units was priced at $2,500 per unit totaling $180,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of November 15, 2010. The unit holder also has the option to surrender their pro rata interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receiving their first revenue check. During 2009, the Company capitalized a total of $167,260 in acquisition and exploration costs relating to the Gleason #4-16 well.

Santeo Financial Corporation  (a related party) agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  During 2009, the $15,000 was written off and recorded as additional paid in capital.

During the quarter ended September 30, 2009, the Company acquired a 20% working interest in the Bond #1-18 well in Oklahoma.  The Company raised a total of $137,500 for the drilling and completion of the Bond #1-18 through the issuance of 55 units priced at $2,500 per unit.  Each unit consists of 10,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 20,000 shares of the Company’s common stock at $0.25 per share with an expiration date of March 8, 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  A consulting fee in connection with offering was paid through the issuance of 55 units. The Company capitalized a total of $77,628 in acquisition and exploration costs relating to the Bond #1-18 well.

In January 2010, the Company acquired a 20% working interest in the Bond #2-18 well in Oklahoma.  The Company raised a total of $150,000 for the drilling and completion of the Bond #2-18 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of July 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date that the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $99,954 it paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

In March 2010, the company raised a total of $150,000 for the drilling and completion of the Sattler #1 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of September 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $47,483 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

As of March 31, 2010, the Company accrued an asset retirement obligation of $10,980 that was included in the capitalized cost of the oil and gas properties. Depletion expense for the three months ended March 31, 2010 and 2009 amounted to $18,471 and $0, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 per month plus applicable taxes.  For the three months ended March 31, 2010, the Company incurred rent expense of $1,817 and $590, respectively.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of March 31, 2010, the  Company owed Santeo Financial $193,193. Consulting fees expensed during the three months ended March 31, 2010 and 2009 amounted to $45,000 and $45,000, respectively. Ron Ruskowsky owns a controlling interest in Santeo Financial.

As of March 31, 2010, the Company owed Ron Ruskowsky $2,844 for operating expenses he incurred on behalf of the Company.

As of March 31, 2010, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of March 31, 2010, the Company owed Phil Van Angren, an officer and director of the Company, $9,073 for consulting services previously performed.

As of March 31, 2010, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of March 31, 2010, the balance due including accrued interest amounted to $325,136. Interest accrued and charged to operations for the three months ended March 31, 2010 and 2009 amounted to $6,164 and $7,144 respectively.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of March 31, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $5,261,000 which can be used to offset future federal income taxes.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At March 31, 2010, the Company’s gross deferred tax asset totaled $1,315,250. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the three months ended March 31, 2010 and 2009 amounted to:

	March 31,	March 31,
	2010	2009
Current income tax expense	$-	$-
Deferred income tax benefit	(10,500)	(16,000)
Change in valuation allowance	10,500	16,000

	$-	$-

NOTE 7 - COMMON STOCK AND WARRANTS

As discussed in Note 3, during January 2010, the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $.0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #2-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .89% to 1.60%, with volatility ranging from 186% to 208%. Of the $150,000 received, $36,412 was credited allocated against the payments made towards the Company’s well costs. The remaining $113,588 was credited to equity.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

As discussed in Note 3, during March 2010, the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $.0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Sattler #1 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of common shares were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .95% to 1.69%, with volatility ranging from 186% to 208%. Of the $150,000 received, $36,412 was credited allocated against the payments made towards the Company’s well costs. The remaining $113,588 was credited to equity.

During the three months ended March 31 2010, the Company paid a consultant 12.8 participating units in consideration for services rendered in connection with the offerings, Of the $28,000 fee, $7,399 was credited against the payments made towards the Company’s well costs.

As indicated, the Company during the three months ended March 31, 2010, issued warrants to purchase 1,312,000 common shares at $0.25 per share. The warrants expire 18 months from the date of issuance.

The following table sets forth common share purchase warrants outstanding as of March 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,220,000	$0.23
Warrants granted	1,312,000	$0.25
Warrants expired	-	$-
Balance, March 31, 2010	5,532,000	$0.23

NOTE 8. FAIR VALUE

The Company’s financial instruments consist principally related party payables, stockholder loans and notes payable. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2010:

	March 31 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	-	$206,455	-	$206,455
Note payable	-	$325,136	-	$325,136
Stockholder loan	-	$19,845	-	$19,845

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale.

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar.  For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Accounting Standards Codification (“ASC”) Topic 410-20, formerly Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”) requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit.

Fair Value Measurement

The Company adopted ACS Topic 820-10, formerly Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“Topic 820-10”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets and liabilities required to be measured on a recurring basis. The adoption of Topic 820-10 did not impact the Company’s consolidated financial position or results of operations. Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under Topic 820-10 are described below: Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company has no Level 1 assets or liabilities.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company has no Level 2 assets. The Company’s Level 2 liabilities consist of notes payable, convertible debentures and a derivative warrant liability. The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations. The Company determines the fair value of its derivative warrant liability based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Scholes Option Model in valuing the fair value of its derivative warrant liability.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities.

Overview .  Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of oil and gas and mineral properties located within favorable geo-political climates.

During the three months ended March 31, 2009, the Company received $80,000 on a subscription receivable on a previous issuance  of the Company’’s common stock.

During the three month period ending March 31, 2010 the company raised $150,000 for the drilling of the Bond #2-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 common shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond #2-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares.

During the period ending March 31, 2010 the company raised $150,000 for the drilling of the Sattler #1-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Sattler #1-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares.

Liquidity and Capital Resources.   We had cash of $192,762 and accounts receivable of $83,317 as of March 31, 2010, all of which comprised our total current assets. As of the three month period ended March 31, 2010, we also had property and equipment of $463 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,388. The decrease in total fixed assets is due solely to depreciation.  We also had $293,207 of oil & gas Properties. Therefore, at March 31, 2010, we had total assets of $576,095.

At March 31, 2010, we had $730,089 in total current liabilities, which was represented by $104,609 in accounts payable, $74,044 due to certain shareholders on their interest in our oil and gas net revenue, $206,455 due to related parties, $325,136  in notes payable, and $19,845 in shareholder loans and we accrued $10,980 on our asset recovery obligations related to our oil and gas properties. Therefore, at March 31, 2010 we had total liabilities of $741,069. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

Revenues and Gross Profit (Loss).  We had revenue of $135,597 and associated production and royalty costs of $106,383 for the three month period ended March 31, 2010 as compared to no revenue or production and associated costs for the three month period ended March 31, 2009.  Therefore for the three months ended March 31, 2010, our gross profit from our oil gas operations was $29,214.  We had no gross profits from operations during the three months ended March 31, 2009.

Operating Expenses and Net Loss. We had a loss from operations of $23,448 for the three month period ended March 31, 2010, as compared to a loss from operations of $56,514 for the three month period ended March 31, 2009. For the three months ended March 31, 2010, our operating expenses were comprised of consulting fees of $45,345 of which $45,000 pertains to services rendered by our President through a corporation he controls and, general and administrative, expenses of $7,317.  Our operating expenses during the three months ended March 31, 2009 consisted of consulting fees rendered by related parties of $49,650 and general and administrative expenses of $6,864.

Our other expenses included interest expense of $6,164 which we accrued on a loan during the three months ended March 31, 2010 as compared to interest expense of $7,144 that we accrued on the same loan during the previous year’s three month period.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $192,762 as of March 31, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

In March 2010 the company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Sattler #1-18 well and for working capital.  60% of the company’s net revenue received from the Sattler #1-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of July 15, 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company paid a commission of $14,000 relating to the financing to a 3rd party.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

In January 2010 the company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Bond #2-18 well and for working capital.  60% of the company’s net revenue received from the Bond #2-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of July 15, 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue cheque paid to the unit holders.  The company paid a commission of $14,000 relating to the financing to a 3rd party.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

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

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 44% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with two private placements of participation units that occurred during the three months ended March 31, 2010, the Company received a total of $300,000 and issued a total of 600,000 shares of its common stock. The Company used these funds to acquire interests to two oil and gas properties.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications .
32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, Inc.
a Nevada corporation

May 24, 2010	By:	/s/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

May 24, 2010	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director