Form 10-Q
period 2010-06-30
ROYAL QUANTUM GROUP INC
filed 2010-08-13
CIK 1096296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of July 27, 2010 there were 49,636,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$151,791	$12,022
Accounts receivable	61,307	31,851

Total current assets	213,098	43,873

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,480)	(1,295)

Total property and equipment, net	371	556

Other assets:
Proved oil and gas properties, full cost method	353,483	255,868
Less: accumulated depletion	(38,403)	(5,657)
Unproved oil and gas properties	7,508	27,056

Total other assets	322,588	277,267

Total assets	$536,057	$321,696

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$136,536	$113,160
Royalties due stockholders	44,386	21,568
Related party payables	219,674	192,485
Notes payable	322,213	309,648
Stockholder loans	19,845	19,845

Total current liabilities	742,654	656,706

Long-term liabilities:
Asset retirement obligation	10,980	10,980

Total long-term liabilities	10,980	10,980

Total liabilities	753,634	667,686

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at June 30, 2010 and	-	-
December 31, 2009

Common stock, par value $.001
Issued 49,636,338 shares at June 30, 2010
and 48,980,338 shares at December 31, 2009	49,636	48,980
Paid-in capital	5,044,203	4,824,482
Accumulated deficit	(5,309,940)	(5,219,452)
Other comprehensive Gain/(loss)	(1,476)	-
Total stockholders' deficit	(217,577)	(345,990)

Total liabilities and stockholders' deficit	$536,057	$321,696

The accompanying notes are an integral part of these financial statements

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil revenue	$122,736	$-	$258,333	$-
Operating expenses
Production costs	26,530	-	57,980	-
Royalty expense	73,268		148,201
Consulting fees	45,000	45,771	90,345	95,421
General & administrative	32,570	36,897	39,887	43,761

Total operating expenses	(177,368)	(82,668)	(336,413)	(139,182)

Loss from operations	(54,632)	(82,668)	(78,080)	(139,182)

Other income (expenses)
Interest expense	(6,244)	(7,377)	(12,408)	(14,521)
Total other income (expense)	(6,244)	(7,377)	(12,408)	(14,521)

Net loss	$(60,876)	$(90,045)	$(90,488)	$(153,703)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	49,636,338	48,202,316	49,478,741	48,111,830

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(90,488)	$(153,703)
Adjustments to reconcile net income (loss) to
net cash provided (used in) operating activities:
Depreciation	185	186
Depletion	32,746	-
Impairment of long term assets	-	1
Increase (decrease) in accounts receivable	(29,456)	-
Increase (decrease) in interest on notes payable	12,413	14,521
Increase (decrease) in accounts payable	10,316	5,601
Increase (decrease) in royalties due stockholders	22,818	-
Increase (decrease) in related party accounts payable	27,189	24,175

Net cash provided (used in) operating activities	(14,277)	(109,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	(144,632)	(128,862)

Net cash (used in) investing activities	(144,632)	(128,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of units consisting of common stock
and oil and gas royalties	300,000	-
Payment on stockholders loans	-	-
Stock Issued in Exchange for Cash	-	180,000

Net cash provided by financing activities	300,000	180,000

Effect of exchange rates on cash	(1,322)	15,248

Net increase in cash and cash equivalents	139,769	(42,833)
Cash and cash equivalents - beginning of period	12,022	90,363
Cash and cash equivalents - end of period	$151,791	$47,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of participating units for services rendered in
connection with private offerings (See Notes 3 and 7)	$28,000	$-

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $90,488 for the six months ended June 30, 2010 and an accumulated deficit at June 30, 2010 of $5,309,940.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in four oil and gas wells. Three of the wells are currently producing as of June 30, 2010  Total gross revenue generated from these three wells during three and six month periods amounted to $122,736 and $258,333, respectively. It is anticipated that the fourth well will be on-line and producing by September 30, 2010. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of June 30, 2010, no allowance is required.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended June 30, 2010 and 2009 amounted $93 and $93, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 amounted $185 and $186, respectively.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

Loss Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2010 that have been excluded from the computation of diluted net loss per share include warrants to purchase 5,532,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 656,000 shares of the Company’s common stock. Potential common shares as of June 30, 2010 that have been excluded from the computation of diluted net loss per share include 720,000 warrants.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2010, the Company does not believe there has been any impairment of its long-lived assets.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

In March 2010, the company raised a total of $150,000 for the drilling and completion of the Sattler #1 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of September 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $100,089.04 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

As of June 30, 2010, the Company’s accrued asset retirement obligation totaled $10,980 that was included in the capitalized cost of the oil and gas properties. Depletion expense for the three months ended June 30, 2010 and 2009 amounted to $14,275 and $0, respectively.  Depletion expense for the six months ended June 30, 2010 and 2009 amounted to $32,746 and $0, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 per month plus applicable taxes.  For the three months ended June 30, 2010, the Company incurred rent expense of $911.  For the six months ended June 30, 2010, the Company incurred rent expense of $2,728.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of June 30, 2010, the Company owed Santeo Financial $214,693. Consulting fees expensed during the three months ended June 30, 2010 and 2009 amounted to $45,000 and $45,000, respectively.  Consulting fees expensed during the six months ended June 30, 2010 and 2009 amounted to $90,000 and $90,000, respectively.  Ron Ruskowsky owns a controlling interest in Santeo Financial.

As of June 30, 2010, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of June 30, 2010, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of June 30, 2010, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of June 30, 2010, the balance due including accrued interest amounted to $322,213. Interest accrued and charged to operations for the three months ended June 30, 2010 and 2009 amounted to $6,244 and $7,144 respectively. Interest accrued and charged to operations for the six months ended June 30, 2010 and 2009 amounted to $12,413 and $14,288, respectively.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of June 30, 2010, the Company had estimated federal net operating loss carry forwards totaling approximately $5,317,094 which can be used to offset future federal income taxes.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At June 30, 2010, the Company’s gross deferred tax asset totaled $1,329,274. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the six months ended June 30, 2010 and 2009 amounted to:

	June 30,	June 30,
	2010	2009
Current income tax expense	$-	$-
Deferred income tax benefit	(24,524)	(38,426)
Change in valuation allowance	24,524	38,426
	$-	$-

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

During March 2010, the Company paid a consultant 12.8 participating units in consideration for services rendered in connection with the offerings, Of the $28,000 fee, $7,399 was credited against the payments made towards the Company’s well costs.

As indicated, during the six months ended June 30, 2010, the Company issued warrants to purchase 1,312,000 common shares at $0.25 per share. The warrants expire 18 months from the date of issuance.

The following table sets forth common share purchase warrants outstanding as of June 30, 2010:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,220,000	$0.23
Warrants granted	1,312,000	$0.25
Warrants expired	-	$-
Balance, June 30, 2010	5,532,000	$0.23

NOTE 8. FAIR VALUE

The Company’s financial instruments consist principally related party payables, stockholder loans and notes payable. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2010:

	June 30, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	-	$219,674	-	$219,674
Note payable	-	$322,213	-	$322,213
Stockholder loan	-	$19,845	-	$19,845

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

Overview.  Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of oil and gas and mineral properties located within favorable geo-political climates.

During the six month period ending June 30, 2010 the company raised $150,000 for the drilling of the Bond #2-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 common shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond #2-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares of our common stock.

During the six month period ending June 30, 2010 the company raised $150,000 for the drilling of the Sattler #1-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Sattler #1-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares of our common stock.

Liquidity and Capital Resources.   We had cash of $151,791 and accounts receivable of $61,307 as of June 30, 2010, all of which comprised our total current assets. As of the six month period ended June 30, 2010, we also had property and equipment of $371 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,480. The decrease in total fixed assets is due solely to depreciation.  We also had $322,588 of oil & gas properties. Therefore, at June 30, 2010, we had total assets of $536,057.

For the six month period ended June 30, 2010, we had $742,654 in total current liabilities, which was represented by $136,536 in accounts payable, $44,386 due to certain shareholders on their interest in our oil and gas net revenue, $219,674 due to related parties, $322,213  in notes payable, and $19,845 in shareholder loans and we accrued $10,980 on our asset recovery obligations related to our oil and gas properties. Therefore, for the six months ended June 30, 2010 we had total liabilities of $753,634. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

For the Three Months Ended June 30, 2010 and 2009

Revenues and Gross Profit (Loss).  We had revenue of $122,736 and associated production and royalty costs of $99,798 for the three month period ended June 30, 2010, as compared to no revenue or production costs for the three month period ended June 30, 2009. Our gross profit from our oil gas operations for the three months ended June 30, 2010 was $22,938 before other operating expenses including consulting fees of $45,000 and general and administrative expenses of $32,570. Our operating expenses for the three months ended June 30, 2009 included consulting fees of $45,771 and general and administrative expenses of $36,897. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the three months ended June 30, 2010 and 2009 was $54,632 and $82,688, respectively.

Other expenses for the three months ended June 30, 2010 and 2009 include interest expense of $6,244 and $7,377, respectively, of which were accrued on a note payable.  Our net loss for the three months ended June 30, 2010 and 2009 was $60,876 and $90,045, respectively.

For the Six Months Ended June 30, 2010 and 2009

We had revenue of $258,333 and associated production and royalty costs of $206,181 for the six month period ended June 30, 2010, as compared to no revenue or production costs for the six month period ended June 30, 2009.  Our gross profit from our oil gas operations for the six months ended June 30, 2010 was $52,152 before other operating expenses including consulting fees of $90,345 and general and administrative expenses of $39,887. Our operating expenses for the six months ended June 30, 2009 included consulting fees of $95,421 and general and administrative expenses of $43,761. Consulting expense includes $90,000 in each six month period for fees accrued to a company for services rendered by our President. Our loss from operations for the six months ended June 30, 2010 and 2009 was $78,080 and $139,182, respectively.

Other expenses for the six months ended June 30, 2010 and 2009 include interest expense of $12,408 and $14,521, respectively, which were accrued on a note payable. Our net loss for the six months ended June 30, 2010 and 2009 was $90,488 and $153,703, respectively.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $151,791 as of June 30, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 44% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock, so long as they do not incur financial hardship.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with two private placements of participation units that occurred during the six months ended June 30, 2010, the Company received a total of $300,000 and issued a total of 600,000 shares of its common stock. The Company used these funds to acquire interests to two oil and gas properties.

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

Royal Quantum Group, Inc.
a Nevada corporation

August 13, 2010                                                                           By:             ___/s/____________________
Ron Ruskowsky
Its:          Principal executive officer
                                                                                            Principal accounting officer
   President, CEO and a director

August 13, 2010                                                                            By:             __/s/_____________________
Roger Janssen
Its:          Vice-President, Secretary and a director