Form 10-Q
period 2010-09-30
ROYAL QUANTUM GROUP INC
filed 2010-11-15
CIK 1096296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

  As of November 1st, 2010 there were 49,964,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	228,024	12,022
Accounts receivable	71,301	31,851

Total current assets	299,325	43,873

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,573)	(1,295)

Total property and equipment, net	278	556

Other assets:
Proved oil and gas properties, full cost method	410,859	255,868
Less: accumulated depletion	(52,041)	(5,657)
Unproved oil and gas properties	7,508	27,056

Total other assets	366,326	277,267

Total assets	665,929	321,696

The Accompanying notes are an integral part of these condensed unadited financial statements.

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	162,464	113,160
Royalties due stockholders	55,281	21,568
Related party payables	234,674	192,485
Notes payable	337,765	309,648
Stockholder loans	19,845	19,845

Total current liabilities	810,029	656,706

Long-term liabilities:
Asset retirement obligation	10,980	10,980

Total long-term liabilities	10,980	10,980

Total liabilities	821,009	667,686

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at September 30, 2010 and	-	-
December 31, 2009

Common stock, par value $.001
Issued 49,964,338 shares at September 30, 2010
and 48,980,338 shares at December 31, 2009	49,964	48,980
Paid-in capital	5,151,296	4,824,482
Accumulated deficit	(5,345,988)	(5,219,452)
Other comprehensive Gain/(loss)	(10,352)	-
Total stockholders' deficit	(155,080)	(345,990)

Total liabilities and stockholders' deficit	665,929	321,696

The Accompanying notes are an integral part of these condensed unadited financial statements.

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil revenue	$103,364	$6,755	$361,696	$6,755
Operating expenses
Production costs	35,355	10,196	93,335	10,196
Royalty expense	45,495	-	193,696	-
Consulting fees	45,000	58,174	135,345	153,595
General & administrative	7,330	29,527	47,215	73,288

Total operating expenses	(133,180)	(97,897)	(469,591)	(237,079)

Loss from operations	(29,816)	(91,142)	(107,895)	(230,324)

Other income (expenses)
Interest expense	(6,233)	(7,600)	(18,641)	(22,121)
Total other income (expense)	(6,233)	(7,600)	(18,641)	(22,121)

Net loss	$(36,049)	$(98,742)	$(126,536)	$(252,445)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	49,791,066	48,202,316	49,583,994	48,111,830

The Accompanying notes are an integral part of these condensed unadited financial statements.

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(126,536)	$(252,445)
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation	278	278
Depletion	46,384	5,387
Stock issued for services	-	12,500
Impairment of long term assets	-	1
Increase (decrease) in accounts receivable	(39,450)	(9,255)
Increase (decrease) in accrued interest on notes payable	18,641	22,121
Increase (decrease) in accounts payable	(9,585)	7,554
Increase (decrease) in royalties due stockholders	33,714	-
Increase (decrease) in related party accounts payable	42,190	63,061

Net cash provided by (used in) operating activities	(34,364)	(150,798)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in oil and gas properties	(198,757)	(167,260)

Net cash (used in) investing activities	(198,757)	(167,260)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of units consisting of common stock
and oil and gas royalties	450,000	-
Payment on stockholders loans	-	-
Stock Issued in Exchange for Cash	-	317,500

Net cash provided by financing activities	450,000	317,500

Effect of exchange rates on cash	(877)	35,811

Net increase in cash and cash equivalents	216,002	35,253
Cash and cash equivalents - beginning of period	12,022	90,363
Cash and cash equivalents - end of period	$228,024	$125,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of participating units for services rendered in
connection with private offerings (See Notes 3 and 7)	$42,000	$-

The Accompanying notes are an integral part of these condensed unadited financial statements.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Royal Quantum Group, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $126,536 for the nine months ended September 30, 2010 and an accumulated deficit at September 30, 2010 of $5,345,988.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in five oil and gas wells. Three of the wells are currently producing as of September 30, 2010.  Total gross revenue generated from these three wells during three and nine and month periods amounted to $103,364 and $361,696, respectively. It is anticipated that the fourth and fifth wells will be on-line and producing by December 31, 2010. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of September 30, 2010, no allowance is required.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale.

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended September 30, 2010 and 2009 amounted $93 and $93, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted $278 and $278, respectively.

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

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2010 that have been excluded from the computation of diluted net loss per share include warrants to purchase 3,788,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 984,000 shares of the Company’s common stock.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Accounting Standards Codification (“ASC”) Topic 410-20 requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2010, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC No. 740 ”Income Taxes”. The method of accounting for income taxes under ASC No. 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Recent Accounting Pronouncements

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update
2010-22 (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The adoption of ASU 2010-19 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of ASU 2010-18 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for the fiscal year beginning January 1, 2011.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of ASU 2010-11 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-10, “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements”. ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

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

 In March 2010, the Company raised a total of $150,000 for the drilling and completion of the Sattler #1 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of September 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $100,089 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

In August 2010 the Company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Bond #3-18 well and for working capital.  60% of the Company’s net revenue received from the Bond #3-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 15, 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $150,000 received, the Company allocated $38,945 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $99,954 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,635.  The Company’s 5.6 units issued to the consultant for commission were valued at $14,000.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

As of September 30, 2010, the Company’s accrued asset retirement obligation totaled $10,980 that was included in the capitalized cost of the oil and gas properties. Depletion expense for the three months ended September 30, 2010 and 2009 amounted to $13,637 and $5,387, respectively.  Depletion expense for the nine months ended September 30, 2010 and 2009 amounted to $46,384 and $5,387, respectively.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 per month plus applicable taxes.  For the three months ended September 30, 2010, the Company incurred rent expense of $1,382.  For the nine months ended September 30, 2010, the Company incurred rent expense of $4,111.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of September 30, 2010, the Company owed Santeo Financial $229,693. Consulting fees expensed during the three months ended September 30, 2010 and 2009 amounted to $45,000 and $45,000, respectively.  Consulting fees expensed during the nine months ended September 30, 2010 and 2009 amounted to $135,000 and $135,000, respectively.  Ron Ruskowsky owns a controlling interest in Santeo Financial.

As of September 30, 2010, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of September 30, 2010, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of September 30, 2010, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of September 30, 2010, the balance due including accrued interest amounted to $337,765.  Interest accrued and charged to operations for the three months ended September 30, 2010 and 2009 amounted to $6,233 and $7,600 respectively. Interest accrued and charged to operations for the nine months ended September 30, 2010 and 2009 amounted to $18,641 and $22,121, respectively.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of September 30, 2010, the Company had estimated federal net operating loss carry forwards totaling approximately $5,346,000 which can be used to offset future federal income taxes.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At September 30, 2010, the Company’s gross deferred tax asset totaled $1,338,290. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

The components of the Company’s income tax provision for the nine months ended September 30, 2010 and 2009 amounted to:

[Missing Graphic Reference]
NOTE 7 - COMMON STOCK AND WARRANTS

As discussed in Note 3, during January 2010, the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #2-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .89% to 1.6%, with volatility ranging from 186% to 208%. Of the $150,000 received, $36,412 was credited allocated against the payments made towards the Company’s well costs. The remaining $113,588 was credited to equity.

As discussed in Note 3, during March 2010, the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Sattler #1 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of common shares were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .95% to 1.69%, with volatility ranging from 186% to 208%. Of the $150,000 received, $36,412 was credited allocated against the payments made towards the Company’s well costs. The remaining $113,588 was credited to equity.

During March 2010, the Company paid a consultant 12.8 participating units in consideration for services rendered in connection with the offerings, of the $28,000 fee, $7,399 was credited against the payments made towards the Company’s well costs.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

As discussed in Note 3, during August 2010, the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #3-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .53% to .8%, with volatility ranging from 201% to 259%. Of the $150,000 received, $38,945 was credited against the allocated payments made towards the Company’s well costs. The remaining $110,055 was credited to equity.

During August 2010, the Company paid a consultant 5.6 participating units in consideration for services rendered in connection with the offerings.  The units issued were valued at $14,000.  Of the $14,000, $3,635 was credited against the payments made towards the Company’s well costs

As indicated, during the nine months ended September 30, 2010, the Company issued warrants to purchase 1,968,000 common shares at $0.25 per share. The warrants expire 18 months from the date of issuance.

The following table sets forth common share purchase warrants outstanding as of September 30, 2010:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,220,000	$0.23
Warrants granted	1,968,000	$0.25
Warrants expired	2,400,000	$0.21
Balance, September 30, 2010	3,788,000	$0.24

NOTE 8. FAIR VALUE

The Company’s financial instruments consist of principally related party payables, stockholder loans and notes payable. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2010:

September 30, 2010
Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	$-	$234,674	$-	$234,674
Note payable	$-	$337,765	$-	$337,765
Stockholder loan	$-	$19,845	$-	$19,845

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

During the nine month period ending September 30, 2010 the company raised $150,000 for the drilling of the Bond #3-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond #3-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares of our common stock.

During the nine month period ending September 30, 2010 the company raised $150,000 for the drilling of the Bond #2-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 common shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond #2-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares of our common stock.

During the nine month period ending September 30, 2010 the company raised $150,000 for the drilling of the Sattler #1-18.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company issued 300,000 shares relating to this financing.  The company also agreed to pay a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Sattler #1-18 well.  This commission totaled $14,000 which was converted to a proportionate interest in the well along with 28,000 shares of our common stock.

Liquidity and Capital Resources.   We had cash of $228,024 and accounts receivable of $71,301 as of September 30, 2010, all of which comprised our total current assets. As of the nine month period ended September 30, 2010, we also had property and equipment of $278 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,573. The decrease in total fixed assets is due solely to depreciation.  We also had $366,326 of oil & gas properties. Therefore, at September 30, 2010, we had total assets of $665,929.

For the nine month period ended September 30, 2010, we had $810,029 in total current liabilities, which was represented by $162,464 in accounts payable, $55,281 due to certain shareholders on their interest in our oil and gas net revenue, $234,674 due to related parties, $337,765  in notes payable, and $19,845 in shareholder loans.  Additionally, we accrued $10,980 on our asset recovery obligations related to our oil and gas properties. Therefore, for the nine months ended September 30, 2010 we had total liabilities of $821,009. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

For the Three Months Ended September 30, 2010 and 2009

Revenues and Gross Profit (Loss).  We had revenue of $103,364 and associated production and royalty costs of $80,850 for the three month period ended September 30, 2010, as compared to $6,755 in revenue and $10,196 in production costs for the three month period ended September 30, 2009. Our gross profit from our oil gas operations for the three months ended September 30, 2010 was $22,514 before other operating expenses including consulting fees of $45,000 and general and administrative expenses of $7,330. Our operating expenses for the three months ended September 30, 2009 included consulting fees of $58,174 and general and administrative expenses of $29,527. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the three months ended September 30, 2010 and 2009 was $29,816 and $91,142, respectively.

Other expenses for the three months ended September 30, 2010 and 2009 include interest expense of $6,233 and $7,600, respectively, of which were accrued on a note payable.  Our net loss for the three months ended September 30, 2010 and 2009 was $36,049 and $98,742, respectively.

For the Nine Months Ended September 30, 2010 and 2009

We had revenue of $361,696 and associated production and royalty costs of $287,031 for the nine month period ended September 30, 2010, as compared to $6,755 in revenue and $10,196 in production costs for the nine month period ended September 30, 2009.  Our gross profit from our oil gas operations for the nine months ended September 30, 2010 was $74,665 before other operating expenses including consulting fees of $135,345 and general and administrative expenses of $47,215.  Our operating expenses for the nine months ended September 30, 2009 included consulting fees of $153,595 and general and administrative expenses of $73,288. Consulting expense includes $135,000 in each nine month period for fees accrued to a company for services rendered by our President. Our loss from operations for the nine months ended September 30, 2010 and 2009 was $107,895 and $230,324, respectively.

Other expenses for the nine months ended September 30, 2010 and 2009 include interest expense of $18,641 and $22,121, respectively, which were accrued on a note payable. Our net loss for the nine months ended September 30, 2010 and 2009 was $126,536 and $252,445, respectively.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $228,024 as of September 30, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

In August 2010 the company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Bond #3-18 well and for working capital.  60% of the company’s net revenue received from the Bond #3-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 15, 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company paid a commission of $14,000 relating to the financing to a 3rd party.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

In March 2010 the company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Sattler #1-18 well and for working capital.  60% of the company’s net revenue received from the Sattler #1-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of July 15, 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company paid a commission of $14,000 relating to the financing to a 3rd party.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

In January 2010 the company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Bond #2-18 well and for working capital.  60% of the company’s net revenue received from the Bond #2-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of July 15, 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company paid a commission of $14,000 relating to the financing to a 3rd party.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with three private placements of participation units that occurred during the nine months ended September 30, 2010, the Company received a total of $450,000 and issued a total of 900,000 shares of its common stock. The Company used these funds to acquire interests to three oil and gas properties.

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

Royal Quantum Group, Inc.
a Nevada corporation

November 15, 2010                                                                           By:             _/s/______________________
Ron Ruskowsky
Its:          Principal executive officer
                                                                                                      Principal accounting officer
    President, CEO and a director

November 15, 2010                                                                            By:             _/s/______________________
Roger Janssen
Its:          Vice-President, Secretary and a director