Form 10-K
period 2010-12-31
ROYAL QUANTUM GROUP INC
filed 2011-04-14
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to

Commission file number: 000-27739

Royal Quantum Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	90-0315909
(State of incorporation)	(IRS Employer Identification #)

Suite #145, 251 MidPark Blvd
S.E. Calgary, AB Canada T2X1S3
Address of Principal Executive Offices

Registrant’s telephone number, including area code   (403) 288-4321

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
[   ] YES    [X]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
[   ] YES    [X]   NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] YES    [  ]   NO

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  [X] YES    [  ]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer    [  ] Accelerated filer [  ] Non-accelerated filer    [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] YES    [X]   NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2010, was $ 3,010,940.

The number of shares outstanding of the Registrant's common stock as of April 13, 2011 was 50,182,338.

	ROYAL QUANTUM GROUP, INC.
	TABLE OF CONTENTS
	PART I

ITEM 1.	BUSINESS	3

ITEM 1.A	RISK FACTORS	7

ITEM 2.	PROPERTIES	3

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	(REMOVED AND RESERVED)	10

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10

ITEM 6.	SELECTED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 7.A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37

ITEM 9.A	CONTROLS AND PROCEDURES	37

ITEM 9.B	OTHER INFORMATION	39

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	39

ITEM 11.	EXECUTIVE COMPENSATION	42

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	44

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	45

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	45

	SIGNATURES	46

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future revenue, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Item 1. Description of Business.

Our Background.  Royal Quantum Group, Inc. (the “Company”) was incorporated in Nevada in October, 1996, under the name PSM CORP, we then changed the name of the Company to Royal Quantum Group on November 23, 2005.

Our Business. Royal Quantum Group Inc. is a public company trading on the OTCBB market under the symbol RYQG.  Royal Quantum is focused on the acquisition, exploration and development of oil and gas properties located within favorable geo-political climates.

Our Properties.

During the period ending June 30, 2009 the company acquired a 36% interest in the drilling and development of the Gleason #4-16 well located in Noble County, Oklahoma, USA. The company capitalized $167,260 for the drilling of the well during 2009.  The well has been completed and is currently producing.

During the period ending September 30, 2009 the company acquired a 20% interest in the drilling and development of the Bond #1-18 well located in Noble County, Oklahoma, USA. The company raised $137,500 through the sale of 55 units. Each of the 55 units was priced at $2,500 per unit totaling $137,500 cash and consisted of 10,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 20,000 shares of the Company’s common stock at $0.25 per share with an expiration date of July 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 10,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date that the investor receives the first revenue check. Of the $137,500 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $117,440 it paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400. The well has been completed and is currently producing.

In January 2010, the Company acquired a 20% working interest in the Bond #2-18 well in Noble County, Oklahoma, USA.  The Company raised a total of $150,000 for the drilling and completion of the Bond #2-18 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of July 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date that the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $77,151 it paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400. The well has been completed and is currently producing.

In March 2010, the Company raised a total of $150,000 for the drilling and completion of a 20% participation in the Sattler #1-18 well in Noble County, Oklahoma, USA through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of September 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $100,089 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400. The well has been completed and is currently producing.

In August 2010 the Company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Bond #3-18 well in Noble County, Oklahoma, USA and for working capital.  60% of the Company’s net revenue received from the Bond #3-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 15, 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $150,000 received, the Company allocated $38,945 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $90,446 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,635.  The Company’s 5.6 units issued to the consultant for commission were valued at $14,000.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options. The well has been completed and is currently in its early testing stages.

In December 2010 the Company closed a private placement unit funding of 40 units totaling $100,000 for a 25% participation in the WC#1-18 well in Noble County, Oklahoma, USA and for working capital.  60% of the Company’s net revenue received from the WC #1-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $100,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of May 16, 2012. The Company issued a total of 200,000 shares and 436,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $100,000 received, the Company allocated $30,675 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $94,747 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 3.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $2,761.  The Company’s 3.6 units issued to the consultant for commission were valued at $9,000.  The $9,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 18,000 restricted shares and 36,000 options. The well has been completed and is currently in its early testing stages.

Our Competition.  The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, local and tribal laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Government Regulation.

Existing and Probable Governmental Regulation

We monitor and comply with current government regulations that affect our activities, although our operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance that we will be able to obtain all of the necessary licenses and permits that may be required to carry out our exploration and development programs. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies operating in the areas in which we operate.

United States Government Regulation

The United States federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir.

State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Environmental Regulation

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon us regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we believe we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

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

Employees. As of December 31, 2010, we have no full-time employees and no part-time employees. We believe we may need to hire three additional employees in the next twelve months. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.
Our President provides services through his wholly owned corporation, Santeo Financial, which is compensated for these services at $15,000 per month.

Our Facilities.  Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 (CAD) per month plus applicable taxes.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We derive all our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.
Worldwide political, economic and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

• the cost of exploring for, producing and delivering oil and natural gas;
• the discovery rate of new oil and natural gas reserves;
• the rate of decline of existing and new oil and natural gas reserves;
• available pipeline and other oil and natural gas transportation capacity;
• the ability of oil and natural gas companies to raise capital;
• actions by OPEC, the Organization of Petroleum Exporting Countries;
• political instability in the Middle East and other major oil and natural gas producing regions;
• economic conditions in the United States and elsewhere;
• governmental regulations, both domestic and foreign;
• domestic and foreign tax policy;
• weather conditions in the United States and elsewhere;

• the pace adopted by foreign governments for the exploration, development and production of their national reserves;
• the price of foreign imports of oil and natural gas; and
• the overall supply and demand for oil and natural gas.

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can adversely impact us in many ways by negatively affecting:

•	our revenues, cash flows and profitability;
•	our ability to maintain or increase our borrowing capacity;
•	our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital

Risks Relating to Our Business

Global economic conditions may adversely affect our operating results.

Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and well servicing activities. Oil and natural gas prices steeply declined and the credit markets tightened in late calendar 2008. During this time there was also significant deterioration in the global economic environment. These conditions could have a material adverse effect on our business, financial condition, cash flows and results of operations. The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX.

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
Fourth	$4.61	$3.29	$91.51	$79.49
Third	$4.92	$3.65	$82.55	$71.63
Second	$5.19	$3.91	$86.79	$68.01
First	$6.01	$3.84	$83.76	$71.19

2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98

2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99

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

As of December 31, 2010, our net loss since inception was $5,472,618. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Our future success is highly dependent on the ability of management to locate and acquire oil and gas properties for exploration and development.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the oil and gas properties that we acquire. We cannot assure you that we will be successful in acquiring properties for exploration and development.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to operate our business.

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

We hope to obtain revenues from future operations.  In the absence of significant operations, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 43% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, directors and principal shareholders beneficially own, in the aggregate, approximately 43% of our outstanding shares of common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

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

Item 3. Legal Proceedings.

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2010.
From time to time the Company may be named in claims arising in the ordinary course of business. We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.(Removed and Reserved)

Item 4 has been removed and reserved for future use.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (OTC.BB) under the symbol "RYQG". The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter ended:	High	Low
31-Dec-10	0.029	0.026
30-Sep-10	0.028	0.026
30-Jun-10	0.061	0.056
31-Mar-10	0.111	0.096
31-Dec-09	0.109	0.090
30-Sep-09	0.052	0.050
30-Jun-09	0.167	0.147
31-Mar-09	0.052	0.044

Reports to Security Holders

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

We had 50,182,338 shares of common stock issued and outstanding as of December 31, 2010, which were held by approximately 107 shareholders.

There are 1,200,000 shares available to be purchased under option at $0.25/share until March 8, 2011 pursuant to the private placement financing completed in September 2009.  There are 656,000 shares available to be purchased under option at $0.25/share until July 15, 2011 pursuant to the private placement financing completed in January 2010.  There are 656,000 shares available to be purchased under option at $0.25/share until September 26, 2011 pursuant to the private placement financing completed in March 2010.  There are 656,000 shares available to be purchased under option at $0.25/share until February 1, 2012 pursuant to the private placement financing completed in August 2010.  There are 436,000 shares available to be purchased under option at $0.25/share until May 16, 2012 pursuant to the private placement financing completed in November 2010.

The table below shows all options granted and expired during the fiscal year ended December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,320,000	$0.23
Warrants granted	2,404,000	$0.25
Warrants expired	3,120,000	$0.23
Balance, December 31, 2010	3,604,000	$0.24

There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

Dividend Policy

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

During the period ending June 30, 2009, Santeo Financial Corporation agreed to forgive $15,000 of debt owed by the Company in exchange for a 4% interest in the Company’s share of the net revenue received from the Gleason #4-16 well.  The $15,000 payable was charged off and credited to equity.

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

During the period ending September 30, 2009 the company raised $137,500 for the drilling of the Bond #1-18 through the issuance of 55 units priced at $2,500 per unit.  Each unit consisted of 10,000 restricted common shares and 20,000 share purchase options at $0.25 per share with an expiration date of March 8, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company acquired a 20% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $12,500 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 50,000 shares valued at $12,500 to the 3rd party for consulting expenses related to the Bond financing and 100,000 options expiring March 8, 2011.

In January 2010 the company raised $150,000 for the drilling of the Bond #2-18 through the issuance of 60 units priced at $2,500 per unit.  Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of July 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company acquired a 20% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $14,000 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 28,000 shares valued at $14,000 to the 3rd party for consulting expenses related to the Bond financing and 56,000 options expiring in July 2011.

In March 2010 the company raised $150,000 for the drilling of the Sattler #1-18 through the issuance of 60 units priced at $2,500 per unit.  Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of September 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company acquired a 20% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $14,000 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 28,000 shares valued at $14,000 to the 3rd party for consulting expenses related to the Bond financing and 56,000 options expiring in September 2011.

In August 2010 the company raised $150,000 for the drilling of the Bond #3-18 through the issuance of 60 units priced at $2,500 per unit.  Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $14,000 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 28,000 shares valued at $14,000 to the 3rd party for consulting expenses related to the Bond financing and 56,000 options expiring in February 2012.

In December 2010 the company raised $100,000 for the drilling of the WC #1-18 through the issuance of 60 units priced at $2,500 per unit.  Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of May 2012. The Company issued a total of 200,000 shares and 400,000 options related to the private placement.  The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  The company acquired a 25% interest in this well with 60% of the revenue received from this well being distributed proportionately to the investors.  The company paid a 10% commission to a 3rd party on the portion of the funds raised by the 3rd party relating to the Bond well.  This commission totaled $9,000 which was converted to an interest in the well.  As per the terms of the commission agreement the company issued 18,000 shares valued at $9,000 to the 3rd party for consulting expenses related to the Bond financing and 36,000 options expiring in May 2012.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information that would have been in a registration statement in reliance on the exemption provided by Section 4(2) under the Securities Act and Regulation D there under.

Item 6. Selected Financial Data

Not applicable to Royal Quantum Group, Inc., a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

For the year ended December 31, 2010 as compared to the year ended December 31, 2009

Results of Operations.

Revenues.  The Company had revenue for the year ended December 31, 2010 of $448,564 and production costs of $153,248, as compared to the year ended December 31, 2009 of revenue $48,265 and production costs of $7,702.

Operating Expenses and Net Loss. The Company’s net loss was $253,166 for the year ended December 31, 2010.  This was comprised of general and administrative expenses of $17,229, consulting fees in the amount of $180,345, shareholder royalty expense of $235,645, professional fees in the amount of $69,170 and rent expenses of $5,509. The Company also had $40,584 of interest expense.  In comparison to the year ended December 31, 2009, the Company’s net loss of $342,336 was comprised of general and administrative expenses of $20,352, consulting fees in the amount of $198,845, shareholder royalty expense of $28,822, professional fees of $57,539 and rent expense of $3,982.  The Company also had $73,359 in total other expenses, including $41,865 in foreign currency exchange loss and $31,494 net interest.

Liquidity and Capital Resources.   The Company had cash of $205,102 as of December 31, 2010, as compared to $12,022 as of December 31, 2009.  As of the year ended December 31, 2010, the Company also had fixed assets of $186, represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,665 as compared to the year ended December 31, 2009, the Company had fixed assets of $556, represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,295.

For the year ended December 31, 2010, the Company had $846,581 in total current liabilities, which was represented by $171,220 in accounts payable, $46,865 in royalties payable to stockholders, $373,977 in demand notes payable due, $234,674 in related party accounts payable, and $19,845 in shareholder loans.  This is in comparison to the year ended December 31, 2009, the Company had $656,706 in total current liabilities, which was represented by $113,160 in accounts payable, $21,568 in royalties payable to stockholders $309,648 in demand notes payable due, $192,485 in related party accounts payable, and $19,845 in shareholder loans.

The Company had long term liabilities of $10,980 for the year ended December 31, 2010 which consisted of an asset retirement obligation. The Company had total liabilities of $857,561.  This is in comparison to the year ended December 31, 2009, where the Company had total liabilities of $667,686.  The Company is not aware of any other known trends, events or uncertainties which may affect its future liquidity.

Our Plan of Operation for the Next Twelve Months.   Our focus is to acquire oil and gas and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $205,102 as of December 31, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own approximately 43% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock. However, our officers, directors and principal shareholders are not committed to contribute additional capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Drilling and Production Costs

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized oil and gas properties. Management takes into consideration various information including, but not limited to, historical production records taken from previous oil and gas producing operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned, or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company’s financial instruments consist of payables and due to related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Item 7.A Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are presented in the following order:

1.	Report of Independent Registered Public Accounting Firms
2.	Financial Statements
3.	Balance Sheet
4.	Statement of Operations
5.	Statement of Cash Flows
6.	Statement of Changes in Stockholders’ Equity (Deficit)
7.	Notes to Financial Statements
8.	Supplemental Oil & Gas Disclosures

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Royal Quantum Group, Inc.

We have audited the accompanying balance sheets of Royal Quantum Group, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. Royal Quantum Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $5,473,000 and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Robison, Hill & Co.
Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, UT
April 13, 2011

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$205,102	$12,022
Accounts receivable	51,665	31,851

Total current assets	256,767	43,873

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,665)	(1,295)

Total property and equipment, net	186	556

Other assets:
Proved oil and gas properties, full cost method	462,662	255,868
Less: accumulated depletion	(99,363)	(5,657)
Unproved oil and gas properties	7,507	27,056

Total other assets	370,806	277,267

Total assets	$627,759	$321,696

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS
(Continued)

	December 31,	December 31,
	2010	2009

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$171,220	$113,160
Royalties due stockholders	46,865	21,568
Related party payables	234,674	192,485
Notes payable	373,977	309,648
Stockholder loans	19,845	19,845

Total current liabilities	846,581	656,706

Long-term liabilities:
Asset retirement obligation	10,980	10,980

Total long-term liabilities	10,980	10,980

Total liabilities	857,561	667,686

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at December 31, 2010 and	-	-
December 31, 2009

Common stock, par value $.001
Issued 50,182,338 shares at December 31, 2010
and 48,980,338 shares at December 31, 2009	50,182	48,980
Paid-in capital	5,217,642	4,824,482
Accumulated deficit	(5,472,618)	(5,219,452)
Other comprehensive Gain/(loss)	(25,008)	-
Total stockholders' deficit	(229,802)	(345,990)

Total liabilities and stockholders' deficit	$627,759	$321,696

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2010	2009

Oil revenue	$448,564	$48,265
Operating expenses
Production costs	153,248	7,702
Royalty expense	235,645	28,822
Consulting fees	-	17,336
Related party consulting fees	180,345	181,509
Related Party Rent Expense	5,509	3,982
Professional fees	69,170	57,539
General & administrative	17,229	20,352

Total operating expenses	(661,146)	(317,242)

Loss from operations	(212,582)	(268,977)

Other income (expenses)
Foreign exchange gain (loss)	-	(41,865)
Interest expense	(40,584)	(31,494)
Total other income (expense)	(40,584)	(73,359)

Net loss	$(253,166)	$(342,336)

Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	49,703,215	48,431,297

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(253,166)	$(342,336)
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation	370	370
Depletion	93,707	5,657
Stock issued for services	-	12,500
Impairment of long term assets	-	1
Increase (decrease) in accounts receivable	(19,814)	(31,851)
Increase (decrease) in accrued interest on notes payable	40,305	31,494
Increase (decrease) in accounts payable	58,060	49,179
Increase (decrease) in royalties due stockholders	25,298	-
Increase (decrease) in related party accounts payable	42,190	109,223
Net cash provided by (used in) operating activities	(13,050)	(165,763)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in oil and unproven gas property interest	-	(27,056)
Investment in oil and gas properties	(342,885)	(244,887)
Net cash (used in) investing activities	(342,885)	(271,943)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of units consisting of common stock
and oil and gas royalties	550,000	-
Stock Issued in Exchange for Cash	-	317,500
Net cash provided by financing activities	550,000	317,500

Effect of exchange rates on cash	(985)	41,865

Net increase in cash and cash equivalents	193,080	(78,341)
Cash and cash equivalents - beginning of period	12,022	90,363
Cash and cash equivalents - end of period	$205,102	$12,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of participating units for services rendered in
connection with private offerings (See Notes 3 and 7)	$51,000	$-
Stock issued for services	$-	$12,500
Related party payable converted to paid in capital	$-	$15,000

The accompanying notes are an integral part of these financial statements

Royal Quantum Group, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance,December 31, 2008	48,020,338	$48,020	$4,480,442	$(4,877,116)	$(348,654)

Issuance of common stock for cash	910,000	910	316,590	-	317,500
Cancellation of debt due to related party (Santeo)	-	-	15,000	-	15,000
Issued stock in exchange for services	50,000	50	12,450	-	12,500
Net loss for period	-	-		(342,336)	(342,336)

Balance, December 31, 2009	48,980,338	$48,980	$4,824,482	$(5,219,452)	(345,990)

Issuance of common stock for cash	1,202,000	1,202	393,160	-	394,362
Comprehensive loss on currency exchange	-	-	-	-	(25,008)
Net loss for period	-	-	-	(253,166)	(253,166)

Balance, December 31, 2010	50,182,338	$50,182	$5,217,642	$(5,472,618)	$(229,802)

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $253,166 for the year ended December 31, 2010 and an accumulated deficit at December 31, 2010 of $5,472,618.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in six oil and gas wells. Four of the wells are currently producing as of December 31, 2010.  Total gross revenue generated from these four wells during the year ended December 31, 2010 amounted to $448,564. It is anticipated that the fifth and sixth wells will be on-line and producing by mid 2011. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassifications
Certain reclassifications have been made in the 2009 financial statements to conform with the 2010 presentation.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of December 31, 2010, no allowance is required.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the year ended December 31, 2010 and 2009 amounted $370 and $370, respectively.

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

Concentrations of Credit Risk

The Company’s revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s three wells is sold to one customer. The Company had cash and cash equivalents in the amount of $205,102 and $12,022 as of December 31, 2010 and 2009 all of which was fully covered by federal depository insurance.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2010 that have been excluded from the computation of diluted net loss per share include warrants to purchase 3,604,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 1,202,000 shares of the Company’s common stock.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2010, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

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

During the period ending September 30, 2009 the company acquired a 20% interest in the drilling and development of the Bond #1-18 well in Oklahoma. The Company raised $137,500 through the sale of 55 units. Each of the 55 units was priced at $2,500 per unit totaling $137,500 cash and consisted of 10,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 20,000 shares of the Company’s common stock at $0.25 per share with an expiration date of July 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 10,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date that the investor receives the first revenue check. Of the $137,500 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $117,440 it paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

In January 2010, the Company acquired a 20% working interest in the Bond #2-18 well in Oklahoma.  The Company raised a total of $150,000 for the drilling and completion of the Bond #2-18 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of July 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date that the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $77,151 it paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

In March 2010, the Company raised a total of $150,000 for the drilling and completion of a 20% participation in the Sattler #1 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of September 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $100,089 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,400.

In August 2010 the Company closed a private placement unit funding of 60 units totaling $150,000 for a 25% participation in the Bond #3-18 well and for working capital.  60% of the Company’s net revenue received from the Bond #3-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 15, 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $150,000 received, the Company allocated $38,945 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $90,446 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $3,635.  The Company’s 5.6 units issued to the consultant for commission were valued at $14,000.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.

In December 2010 the Company closed a private placement unit funding of 40 units totaling $100,000 for a 25% participation in the WC#1-18 well and for working capital.  60% of the Company’s net revenue received from the WC #1-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $100,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of May 16, 2012. The Company issued a total of 200,000 shares and 436,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $100,000 received, the Company allocated $30,675 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $94,747 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 3.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue of $2,761.  The Company’s 3.6 units issued to the consultant for commission were valued at $9,000.  The $9,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 18,000 restricted shares and 36,000 options.

As of December 31, 2010, the Company’s accrued asset retirement obligation totaled $10,980 that was included in the capitalized cost of the oil and gas properties.  Depletion expense for the year ended December 31, 2010 and 2009 amounted to $93,707 and $5,657, respectively.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 per month plus applicable taxes.  The Company incurred rent expense of $5,509 in 2010 as compared to $3,981 for the year ended 2009.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of December 31, 2010, the Company owed Santeo Financial $229,693.  Consulting fees expensed during the year ended December 31, 2010 and 2009 amounted to $180,345 and $181,509, respectively.  Mr. Ruskowsky owns a controlling interest in Santeo Financial.

As of December 31, 2010, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of December 31, 2010, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of December 31, 2010, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of December 31, 2010, the balance due including accrued interest amounted to $373,977.  Interest accrued and charged to operations for the year ended December 31, 2010 and 2009 amounted to $40,584 and $31,494, respectively.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of December 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $13,100,000 that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2010	2009
Net Operating Losses	$4,454,000	$4,386,000
Accrued Consulting Fees	123,000	62,000
Valuation Allowance	(4,577,000)	(4,448,000)
	$-	$-

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2010	2009
Provision (Benefit) at US Statutory Rate	$(86,076)	$(116,394)
Stock Compensation / Interest	17,340	4,250
Accrued Consulting Fees	19,380	28,849
Other	(79,644)	50,295
Increase (Decrease) in Valuation Allowance	129,000	33,000
	$-	$-

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

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

During August 2010, the Company paid a consultant 5.6 participating units in consideration for services rendered in connection with the offerings.  The units issued were valued at $14,000.  Of the $14,000, $3,635 was credited against the payments made towards the Company’s well costs.

As discussed in Note 3, during December 2010, the Company received a total of $100,000 through the issuance of 40 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the WC #1-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .26% to .69%, with volatility ranging from 211% to 268%. Of the $100,000 received, $30,675 was credited against the allocated payments made towards the Company’s well costs. The remaining $69,325 was credited to equity.

During December 2010, the Company paid a consultant 3.6 participating units in consideration for services rendered in connection with the offerings.  The units issued were valued at $9,000.  Of the $9,000, $2,761 was credited against the payments made towards the Company’s well costs.

As indicated, during the year ended December 31, 2010, the Company issued warrants to purchase 2,404,000 common shares at $0.25 per share. The warrants expire 18 months from the date of issuance.
The following table sets forth common share purchase warrants outstanding as of December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,320,000	$0.23
Warrants granted	2,404,000	$0.25
Warrants expired	3,120,000	$0.23
Balance, December 31, 2010	3,604,000	$0.24

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

NOTE 8 -  FAIR VALUE

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010:

December 31, 2010
Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	$-	$234,674	$-	$234,674
Note payable	$-	$373,977	$-	$373,977
Stockholder loan	$-	$19,845	$-	$19,845

ROYAL QUANTUM GROUP, INC.
SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

All of the Company's continuing operations are directly related to oil and natural gas producing activities located in Oklahoma.

Capitalized Costs Relating to Oil and Gas Producing Activities
	As of
	12/31/2010	12/31/2009
Proved properties
Mineral interests	$462,662	$255,668
Total proved properties	462,662	225,668

Unproved properties
Mineral interests	7,507	27,056
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	7,057	27,056

Less accumulated depletion	(99,363)	(5,657)
Net Capitalized Costs	$370,806	$277,067

Costs Incurred in Oil and Gas Producing Activities
	Twelve Months Ended
	12/31/2010	12/31/2009
Devlopment costs	$342,885	$251,668
Acquisition of proved properties	-	4,200
Acquisition of unproved properties	-	27,056
Exploration costs	-	-
Total Costs Incurred	$342,885	$282,924

Results of Operations from Oil and Gas Producing Activities
	Twelve Months Ended
	12/31/2010	12/31/2009
Oil and gas revenues	$448,564	$48,265
Production costs	(470,879)	(233,689)
Depletion	(93,707)	(5,657)
Result of oil and gas producing operations before income taxes	(116,022)	(191,081)
Provision for income taxes	-	-
Results of Oil and Gas Producing Operations	$(116,022)	$(191,081)

Proved Reserves
The Company's proved oil and natural gas reserves have been estimated by the certified independent engineering firm, Ramsey Property Management, LLC.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods when the estimates were made. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties;
and changes in economic factors. Our proved reserves are summarized in the table below:

	Oil (Bbls)	Gas (Mcf)**	BOE
Proved reserves:
12/31/2008	21,324	15,378	23,887
Revisions (1)	-	-	-
Extensions and discoveries	-	-	-
Production	(4,147)	(2,181)	(4,511)
Purchases (sales) of minerals-in-place	(17,177)	(13,197)	(19,376)

12/31/2009	-	-	-
Revisions (2)	-	-	-
Extensions and discoveries	-	-	-
Production	(3,142)	-	(3,142)
Purchases (sales) of minerals-in-place	13,277	-	13,277

12/31/2010	10,135	-	10,135

** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.
(1) The revisions of previous estimates for the fiscal year ended December 31, 2009, resulted from a revised lower estimate of reserve value due to depressed hydrocarbon prices in the energy markets.
(2) The revisions of previous estimates for the fiscal year ended December 31, 2010, resulted from a revised lower estimate of reserve value after continued reservoir production.

The Company's proved reserves are as follows:
	Developed			Developed- Non Producing
	Oil (Bbls)	Gas (Mcf)	BOE (Bbls)	Oil (Bbls)	Gas (Mcf)	BOE (Bbls)	Total BOE (Bbls)
12/31/2010	38,648	—	38,648	23,507	—	23,507	62,155
12/31/2009	12,884	9,805	14,518	8,440	5,573	9,369	23,887
12/31/2008	—	—	—	—	—	—	—

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2010 and 2009 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves. Future cash inflows for the year ended December 31, 2009 were estimated by applying year-end oil prices adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves. The resulting net cash flows are reduced to present value by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required for 2009. At December 31, 2010, as specified by the SEC, the price for oil used in this calculation was the unweighted 12-month average of the first day of the month (12 month unweighted average) cash price quotes.

	Twelve Months Ended
	12/31/2010	12/31/2009
Future cash inflows	$1,812,788	$912,508
Future production costs (1)	(378,567)	(150,525)
Future development costs	-	-
Future income tax expenses (2)	-	-
Future net cash flows	1,434,221	761,983
10% annual discount for estimated timing of cash flows	(449,376)	(167,095)
Standardized measure of discounted future net cash flows at the end of the year	$984,845	$594,888

(1) Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company's oil and gas operations.
(2) The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

See the following table for average prices.

	Average Price
Year Ended	Oil (Bbl)	Gas (Mcf)**
12/31/2010	$75.72	$4.16
12/31/2009	$58.42	$3.67
12/31/2008	$93.05	$7.97

** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

Sources of Changes in Discounted Future Net Cash Flows
Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved crude oil and natural gas reserves, as required by ASC 932, at year end are set forth in the table below.

Twelve Months Ended
	12/31/2010	12/31/2009
Standardized measure of discounted future net cash flows at the beginning of the year	$594,888	$-
Extensions, discoveries and improved recovery, less related costs	-	-
Revisions of previous quantity estimates	458,000	-
Changes in estimated future development costs	-	-
Purchases of minerals in place	-	-
Sales of minerals in place	-	-
Net changes in prices and production costs	(68,043)	-
Accretion of discount	-	-
Sales of oil and gas produced, net of production costs	-	-
Development costs incurred during the period	-	-
Changes in future development costs	-	-
Changes in timing of future production	-	-
Net change in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$984,845	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.
We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our extremely small size and the fact that we only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.
We currently do not have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

4.	We did not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.
We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.
There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In addition, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

Changes in Internal Control over Financial Reporting

Other than the weaknesses identified above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ron Ruskowsky Suite #145, 251 MidPark Blvd S.E. Calgary, AB T2X 1S3 Canada	43	President, CEO and Principal Accounting Officer Director
Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	47	Vice-President, Secretary Director
Phillip van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, ABT2X 1S3 Canada	54	Exploration Manager, Director

Ron Ruskowsky, President, CEO and Principal Accounting Officer, Director.  Mr. Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 22 years.  Mr. Ruskowsky has been a director of the Company since October 1, 2002.

Roger Janssen, Vice-President, Secretary, Director.  Mr. Janssen has over twenty one years of experience in the manufacturing industry. For the past seventeen years he has owned and operated his own business, which produces aeronautical and marine components, in the greater Seattle area, with clients, including: Boeing, Microsoft, Starbucks Corporation, Precor and Eldec.  Mr. Janssen has guided several manufacturing companies during their start up phase and has traveled internationally as a manufacturing consultant. Mr. Janssen has been a director of the company since October 1, 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2010 were filed timely; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2010 and 2009.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky President and CEO, Director *	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Roger Janssen Vice-President and Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

* Mr. Ruskowsky provided services to the Company through his wholly owned company, Santeo Financial.  In 2010 Mr. Ruskowsky earned $180,000, of which $123,000 was paid.  In 2009 Mr. Ruskowsky earned $180,000 and of which $40,472 was paid in 2009.

Except as set forth above, none of the Company's officers and/or directors currently receives any compensation for their respective services rendered to the Company.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Employment Agreements.

No employment agreements are currently in place.

There are no currently arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:
1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ron Ruskowsky	0	0	0	0	0	0	0
Roger Janssen	0	0	0	0	0	0	0
Phil van Angeren	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ron Ruskowsky (1) Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada	18,470,000 Shares President, CEO and Principal Accounting Officer, Director	36.8%
Common Stock	Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	2,500,000 Shares Secretary and Vice-President Director	5.0%
Common Stock	Phil van Angeren Suite #145, 251 MidPark Blvd S.E. Calgary, AB Alberta T2X 1S3 Canada	500,000 Shares Exploration Manager Director	1.0%
Common Stock	All directors and named executive officers as a group	21,470,000	42.8% (2)

(1)	14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispositive power over these shares.

(2)	Figures vary due to rounding

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

Equity Compensation Plan. We currently have no Equity Compensation plans in place.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.  No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As of December 31, 2010, we owed Roger Janssen $1,345 for payments he made on behalf of the Company for services

As of December 31, 2010, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services performed as the Exploration Manager.

As of December 31, 2010 and 2009, the Company owed Santeo Financial $229,693 and $182,067 respectively for consulting services. Ron Ruskowsky, President and CEO of the Company, is an affiliate of Santeo Financial.

Currently we have an agreement with Santeo Financial whereby Santeo Financial provides consulting services in exchange for which we pay a consultant fee of $15,000 per month.

As of December 31, 2010 and December 31, 2009, shareholders have advanced us $19,845 and $19,845, respectively, payable on demand and do not carry an interest rate.  This transaction has been recorded in the accompanying financial statements as Shareholder loans.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $52,145 and $21,381, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2010 and December 31, 2009, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $140 and $140, respectively.

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

Item 15. Exhibits

3.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
3.2           Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Calgary, Alberta, Canada, on April 13, 2011

Royal Quantum Group, Inc.
a Nevada corporation

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

By:     /s/ Ron Ruskowsky     April 13, 2011
          Ron Ruskowsky
Its:     Director

By:    /s/ Roger Janssen     April 13, 2011
          Roger Janssen
Its:     Director