Form 10-Q
period 2011-03-31
ROYAL QUANTUM GROUP INC
filed 2011-05-10
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Suite #145, 251 MidPark Blvd S.E.Calgary, ABCanadaT2X 1S3
(Address of principal executive offices)

(403) 288-4321
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2011 there were 50,389,338 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$90,274	$205,102
Accounts receivable	52,746	51,665

Total current assets	143,020	256,767

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,758)	(1,665)

Total property and equipment, net	93	186

Other assets:
Proved oil and gas properties, full cost method	477,487	462,662
Less: accumulated depletion	(113,730)	(99,363)
Unproved oil and gas properties	7,507	7,507

Total other assets	371,264	370,806

Total assets	$514,377	$627,759

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$118,942	$171,220
Royalties due stockholders	24,507	46,865
Related party payables	252,488	234,674
Notes payable	386,722	373,977
Stockholder loans	19,845	19,845

Total current liabilities	802,504	846,581

Long-term liabilities:
Asset retirement obligation	10,980	10,980

Total long-term liabilities	10,980	10,980

Total liabilities	813,484	857,561

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2011 and	-	-
December 31, 2010

Common stock, par value $.001
Issued 50,182,338 shares at March 31, 2011
and 50,182,338 shares at December 31, 2010	50,182	50,182
Paid-in capital	5,217,642	5,217,642
Accumulated deficit	(5,541,543)	(5,472,618)
Other comprehensive Gain/(loss)	(25,388)	(25,008)
Total stockholders' deficit	(299,107)	(229,802)

Total liabilities and stockholders' deficit	$514,377	$627,759

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Oil revenue	$86,860	$135,597
Operating expenses
Production costs	40,523	31,450
Royalty expense	37,015	74,933
Related party consulting fees	45,000	45,345
Related Party Rent Expense	3,150	-
Professional fees	13,441	-
General & administrative	5,391	7,317

Total operating expenses	(144,520)	(159,045)

Loss from operations	(57,660)	(23,448)

Other income (expenses)
Interest expense	(11,265)	(6,164)
Total other income (expense)	(11,265)	(6,164)

Net loss	$(68,925)	$(29,612)

Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,182,338	49,296,060

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(68,925)	$(29,612)
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation	93	93
Depletion	14,367	18,471
Increase (decrease) in accounts receivable	(1,081)	(51,466)
Increase (decrease) in accrued interest on notes payable	11,265	6,164
Increase (decrease) in accounts payable	(52,280)	(8,551)
Increase (decrease) in royalties due stockholders	(22,359)	52,476
Increase (decrease) in related party accounts payable	17,813	14,017
Net cash provided by (used in) operating activities	(101,107)	1,592

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in oil and gas properties	(14,825)	(120,381)
Net cash (used in) investing activities	(14,825)	(120,381)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash	-	300,000
Net cash provided by financing activities	-	300,000

Effect of exchange rates on cash	1,104	(471)

Net increase in cash and cash equivalents	(114,828)	180,740
Cash and cash equivalents - beginning of period	205,102	12,022
Cash and cash equivalents - end of period	$90,274	$192,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of participating units for services rendered in
connection with private offerings	$-	$28,000

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Royal Quantum Group, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc.

Interim Financial Statements

Royal Quantum Group, Inc.’s interim financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Royal Quantum Group, Inc.’s Form 10-K dated December 31, 2010.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $68,925 for the three months ended March 31, 2011 and an accumulated deficit at March 31, 2011 of $5,541,543.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in six oil and gas wells. Four of the wells are currently producing as of March 31, 2011.  Total gross revenue generated from these four wells during three month period amounted to $86,860. It is anticipated that the fifth and sixth wells will be on-line and producing by mid-2011. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of March 31, 2011, no allowance is required.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended March 31, 2011 and 2010 amounted $93 and $93, respectively.

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

Concentrations of Credit Risk

The Company’s revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s four wells is sold to one customer.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2011 that have been excluded from the computation of diluted net loss per share include warrants to purchase 2,404,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 1,202,000 shares of the Company’s common stock.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2011, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures” , the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2011. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC No. 740 “Income Taxes”. The method of accounting for income taxes under ASC No. 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

As of March 31, 2011, the Company’s accrued asset retirement obligation totaled $10,980 that was included in the capitalized cost of the oil and gas properties. Depletion expense for the three months ended March 31, 2011 and 2010 amounted to $14,367 and $18,471, respectively.

On March 24, 2011, the Company purchased an 8% working interest in the Haggard Wells #5-17. The Company’s allocated share of exploration and development costs associated with the well is approximately $15,000. The Company’s allocated share of the well’s anticipated completion costs is approximately $17,000.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the three months ended March 31, 2011, the Company incurred rent expense of $3,150.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of March 31, 2011, the Company owed Santeo Financial $244,693. Consulting fees expensed during the three months ended March 31, 2011 and 2010 amounted to $45,000 and $45,345, respectively. Mr. Ron Ruskowsky owns a controlling interest in Santeo Financial.

As of March 31, 2011, the Company owed Ron Ruskowsky, an officer of the Company, $2,813 for unreimbursed expenses.

As of March 31, 2011, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of March 31, 2011, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of March 31, 2011, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of March 31, 2011, the balance due including accrued interest amounted to $386,722.  Interest accrued and charged to operations for the three months ended March 31, 2011 and 2010 amounted to $11,265 and $6,164 respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

NOTE 7 - COMMON STOCK AND WARRANTS

The following table sets forth common share purchase warrants outstanding as of March 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2010	3,604,000	$0.24
Warrants granted	-	$-
Warrants expired	1,200,000	$0.24
Balance, March 31, 2011	2,404,000	$0.24

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2011:

March 31, 2011
Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	$-	$252,488	$-	$252,488
Note payable	$-	$386,722	$-	$386,722
Stockholder loan	$-	$19,845	$-	$19,845

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

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated producing life of the well.

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

Liquidity and Capital Resources.  We had cash of $90,274 and accounts receivable of $52,746 as of March 31, 2011, all of which comprised our total current assets. As of the three month period ended March 31, 2011, we also had property and equipment of $93 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,758. The decrease in total fixed assets is due solely to depreciation.  We also had $371,264 of oil & gas properties. Therefore, at March 31, 2011, we had total assets of $514,377.

For the three month period ended March 31, 2011, we had $802,504 in total current liabilities, which was represented by $118,942 in accounts payable, $24,507 due to certain shareholders on their interest in our oil and gas net revenue, $252,488 due to related parties, $386,722  in notes payable, and $19,845 in shareholder loans.  Additionally, we accrued $10,980 on our asset recovery obligations related to our oil and gas properties. Therefore, for the three months ended March 31, 2011 we had total liabilities of $813,484. We had no other long term liabilities, commitments or contingencies.  Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Results of Operations.

For the Three Months Ended March 31, 2011 and 2010

Revenues and Gross Profit (Loss).   We had revenue of $86,860 and associated production and royalty costs of $77,538 for the three month period ended March 31, 2011, as compared to $135,597 in revenue and $106,383 in production costs for the three month period ended March 31, 2010. Our gross profit from our oil gas operations for the three months ended March 31, 2011 was $9,322 before other operating expenses including consulting fees of $45,000 and general and administrative expenses of $21,982. Our operating expenses for the three months ended March 31, 2010 included consulting fees of $45,345 and general and administrative expenses of $7,317. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the three months ended March 31, 2011 and 2010 was $57,660 and $23,448, respectively.

Other expenses for the three months ended March 31, 2011 and 2010 include interest expense of $11,265 and $6,164, respectively, which were accrued on a note payable.  Our net loss for the three months ended March 31, 2011 and 2010 was $68,925 and $29,612, respectively.

Our Plan of Operation for the Next Twelve Months. Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $90,274 as of March 31, 2011. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2011, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Not applicable for this reporting quarter.

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

Royal Quantum Group, Inc.
a Nevada corporation

May 10, 2011	By:	/S/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

May 10, 2011	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director