Form 10-Q
period 2011-06-30
ROYAL QUANTUM GROUP INC
filed 2011-08-12
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 000-30215

ROYAL QUANTUM GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	90-0315909
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

251 MidPark Blvd, Suite #145, S.E.Calgary, ABCanadaT2X 1S3
(Address of principal executive offices)

(403) 288-4321
(Issuer's telephone number)

with a copy to:
Zouvas Law Group, P.C.
2368 Second Avenue
San Diego, CA 92101
Telephone (619) 688-1116
Facsimile: (619) 704-7068

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       ☐                                                                 Accelerated Filer                       ☐

Non-Accelerated Filer          ☐                                                                 Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒  No

As of August 5, 2011, there were 50,389,338 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Royal Quantum Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "RYQG" refers to Royal Quantum Group, Inc.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Page - 3

ROYAL QUANTUM GROUP, INC.
BALANCE SHEETS

	June 30
	2011	December 31,
	(Unaudited)	2010
ASSETS

Current assets:
Cash and cash equivalents	$47,235	$205,102
Accounts receivable	98,791	51,665
Prepaid services	60	-

Total current assets	146,086	256,767

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,665)

Total property and equipment, net	-	186

Other assets:
Proved oil and gas properties, full cost method	564,735	462,662
Less: accumulated depletion	(146,158)	(99,363)
Unproved oil and gas properties	17,507	7,507

Total other assets	436,084	370,806

Total assets	$582,170	$627,759

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
BALANCE SHEETS
(Continued)

	June 30
	2011	December 31,
	(Unaudited)	2010

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$134,920	$171,220
Royalties due stockholders	51,556	46,865
Related party payables	259,674	234,674
Notes payable	406,187	373,977
Stockholder loans	19,845	19,845

Total current liabilities	872,182	846,581

Long-term liabilities:
Asset retirement obligation	10,980	10,980

Total long-term liabilities	10,980	10,980

Total liabilities	883,162	857,561

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2011 and	-	-
December 31, 2010

Common stock, par value $.001
Issued 50,389,338 shares at June 30, 2011
and 50,182,338 shares at December 31, 2010	50,389	50,182
Paid-in capital	5,289,626	5,217,642
Accumulated deficit	(5,607,909)	(5,472,618)
Other comprehensive Gain/(loss)	(33,098)	(25,008)
Total stockholders' deficit	(300,992)	(229,802)

Total liabilities and stockholders' deficit	$582,170	$627,759

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP, INC.
STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil revenue	$221,426	$122,736	$308,286	$258,333
Operating expenses
Production costs	74,473	26,530	114,996	57,980
Royalty expense	116,692	73,268	153,707	148,201
Related party consulting fees	45,000	45,000	90,000	90,345
Related Party Rent Expense	4,786	-	7,936	-
Professional fees	11,753	-	25,194	-
General & administrative	23,266	32,570	28,657	39,887

Total operating expenses	(275,970)	(177,368)	(420,490)	(336,413)

Loss from operations	(54,544)	(54,632)	(112,204)	(78,080)

Other income (expenses)
Interest expense	(11,822)	(6,244)	(23,087)	(12,408)
Total other income (expense)	(11,822)	(6,244)	(23,087)	(12,408)

Net loss	$(66,366)	$(60,876)	$(135,291)	$(90,488)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	50,332,668	49,636,338	50,258,338	49,478,741

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(135,291)	$(90,488)
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation	186	185
Depletion	46,795	32,746
(Increase) decrease in prepaid services	(60)	-
(Increase) decrease in accounts receivable	(47,126)	(29,456)
Increase (decrease) in accrued interest on notes payable	24,566	12,413
Increase (decrease) in accounts payable	(36,300)	10,316
Increase (decrease) in royalties due stockholders	4,691	22,818
Increase (decrease) in related party accounts payable	25,000	27,189

Net cash provided by (used in) operating activities	(117,539)	(14,277)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in oil and gas properties	(134,883)	(144,632)

Net cash (used in) investing activities	(134,883)	(144,632)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash	95,000	300,000

Net cash provided by financing activities	95,000	300,000

Effect of exchange rates on cash	(445)	(1,322)

Net increase in cash and cash equivalents	(157,867)	139,769
Cash and cash equivalents - beginning of period	205,102	12,022
Cash and cash equivalents - end of period	$47,235	$151,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-
Related party payable converted to paid in capital	$-	$-
Issuance of participating units for services rendered in	$8,500	$28,000
connection with private offerings (See notes 3 and 7)

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $135,291 for the six months ended June 30, 2011 and an accumulated deficit at June 30, 2011 of $5,607,909.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in eight oil and gas wells. Five of the wells are currently producing as of June 30, 2011.  Total gross revenue generated from these five wells during the three and six month periods ending June 30, 2011 amounted to $221,426 and $308,286, respectively. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

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

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED June 30, 2011 AND 2010
Accounts Receivable

Accounts receivable are reported at the customer’s outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of June 30, 2011, no allowance is required.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the six months ended June 30, 2011 and 2010 amounted $186 and $185, respectively.

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

Page - 9

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED June 30, 2011 AND 2010
Loss per Share of Common Stock

 The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss)
per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2011 that have been excluded from the computation of diluted net loss per share include warrants to purchase 2,818,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 1,409,000 shares of the Company’s common stock.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2011, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures” , the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2011. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Page - 10

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED June 30, 2011 AND 2010

As of June 30, 2011, the Company’s accrued asset retirement obligation totaled $10,980 that was included in the capitalized cost of the oil and gas properties. Depletion expense for the three months ended June 30, 2011 and 2010 amounted to $32,429 and $14,275, respectively.  Depletion expense for the six months ended June 30, 2011 and 2010 amounted to $46,795 and $32,746, respectively.

In April 2011, the company raised a total of $95,000 for the drilling and completion of the Bond #4 well through the issuance of 38 units.  Each of the 38 units was priced at $2,500 per unit totaling $95,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the

Company’s common stock at $0.25 per share with an expiration date of October 2012. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $95,000 received, the Company allocated $20,936 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $93,332 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 3.4 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue by $1,873.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the three months ended June 30, 2011, the Company incurred rent expense of $4,786.  For the six months ended June 30, 2011, the Company incurred rent expense of $7,936.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of June 30, 2011, the Company owed Santeo Financial $254,693. Consulting fees expensed during the six months ended June 30, 2011 and 2010 amounted to $90,000 and $90,000, respectively. Mr. Ron Ruskowsky owns a controlling interest in Santeo Financial.

As of June 30, 2011, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of June 30, 2011, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of June 30, 2011, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of June 30, 2011, the balance due including accrued interest amounted to $406,187.  Interest accrued and charged to operations for the three months ended June 30, 2011 and 2010 amounted to $11,822 and $6,244 respectively.  Interest accrued and charged to operations for the six months ended June 30, 2011 and 2010 amounted to $23,087 and $12,408 respectively.

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

Page - 11

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED June 30, 2011 AND 2010

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 7 - COMMON STOCK AND WARRANTS

The following table sets forth common share purchase warrants outstanding as of June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31,2010	3,604,000	$ 0.24
Warrants granted	414,000	$ -
Warrants Expired	1,200,000	$ 0.24
Balance, June 30, 2011	2,818,000	$ 0.24

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2011:

Page - 12

ROYAL QUANTUM GROUP, INC. NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED June 30, 2011 AND 2010 June 30, 2011
Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	$ -	$ 259,674	$ -	$ 259,674
Not payable	$ -	$ 406,187	$ -	$ 406,187
Stockholder loan	$ -	$ 19,845	$ -	$ 19,845

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Page - 13

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

Liquidity and Capital Resources.

We had cash of $47,235, accounts receivable of $98,791, and prepaid services of $60 as of June 30, 2011, all of which comprised our total current assets. As of the six month period ended June 30, 2011, we also had property and equipment of $0 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,851. The decrease in total fixed assets is due solely to depreciation. We also had $436,084 of oil & gas properties. Therefore, at June 30, 2011, we had total assets of $582,170.

For the six month period ended June 30, 2011, we had $872,182 in total current liabilities, which was represented by $134,920 in accounts payable, $51,556 due to certain shareholders on their interest in our oil and gas net revenue, $259,674 due to related parties, $406,187 in notes payable, and $19,845 in shareholder loans. Additionally, we accrued $10,980 on our asset recovery obligations related to our oil and gas properties. Therefore, for the six months ended June 30, 2011 we had total liabilities of $883,162. We had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Page - 14

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2011 versus June 30, 2010

Revenues and Gross Profit (Loss)

We had revenue of $221,426 and associated production and royalty costs of $191,165 for the three month period ended June 30, 2011, as compared to $122,736 in revenue and $99,798 in production and royalty costs for the three month period ended June 30, 2010. Our gross profit from our oil gas operations for the three months ended June 30, 2011 was $30,261 before other operating expenses including consulting fees of $45,000 and general and administrative expenses of $23,266. Our operating expenses for the three months ended June 30, 2010 included consulting fees of $45,000 and general and administrative expenses of $32,570. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the three months ended June 30 2011 and 2010 was $54,544 and $54,632, respectively.

Other expenses for the three months ended June 30, 2011 and 2010 include interest expense of $11,822 and $6,244, respectively, which were accrued on a note payable. Our net loss for the three months ended June 30, 2011 and 2010 was $66,366 and $60,876, respectively.

For the Six Months Ended June 30, 2011 versus June 30, 2010

Revenues and Gross Profit (Loss)

We had revenue of $308,286 and associated production and royalty costs of $268,703 for the six month period ended June 30, 2011, as compared to $258,333 in revenue and $206,181 in production and royalty costs for the six month period ended June 30, 2010. Our gross profit from our oil gas operations for the six months ended June 30, 2011 was $39,583 before other operating expenses including consulting fees of $90,000 and general and administrative expenses of $28,657. Our operating expenses for the six months ended June 30, 2010 included consulting fees of $90,345 and general and administrative expenses of $39,887. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the six months ended June 30 2011 and 2010 was $112,204 and $78,080, respectively.

Other expenses for the six months ended June 30, 2011 and 2010 include interest expense of $23,087and $12,408, respectively, which were accrued on a note payable. Our net loss for the six months ended June 30, 2011 and 2010 was $135,291 and $90,488, respectively.

Our Plan of Operation for the Next Twelve Months.

Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $47,235 as of June 30, 2011. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

Page - 15

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

ITEM 3.                      QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2011, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

ITEM  4(T).                      CONTROLS AND PROCEDURES

Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable for this reporting quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Page - 16

Item 6. Exhibits

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, Inc.
a Nevada corporation

August 8, 2011	By:	/S/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

August 8, 2011	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director

Page - 18