Form 10-Q/A
period 2011-06-30
ROYAL QUANTUM GROUP INC
filed 2011-08-17
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q/A
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
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

Page - 1

ROYAL QUANTUM GROUP INC.

FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE
The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.                        EXHIBITS

Exhibit No.	Description	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.Ins	Instance Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Sch	XBRL Taxonomy Extension Schema Document
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, Inc.
a Nevada corporation

August 17, 2011	By:	/S/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

August 17, 2011	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director

Page - 2