Form 10-Q
period 2011-09-30
ROYAL QUANTUM GROUP INC
filed 2011-11-15
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Facsimile: (619) 688-1715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                                     Accelerated Filer                      ☐

Non-Accelerated Filer       ☐                                                                    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☒

As of September 30, 2011, there were 50,532,338 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet as of September 30, 2011 and Audited Condensed Consolidated Balance Sheet as of December 31, 2010	F-1
Unaudited Condensed Statement of Operations for the three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010	F-2
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	F-3
Notes to Condensed Financial Statements	F-4

Page - 3

ROYAL QUANTUM GROUP
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2011

	September 30	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,313	$205,102
Accounts receivable	44,861	51,665
Prepaid services	3,030	-

Total current assets	111,204	256,767

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,665)

Total property and equipment, net	-	186

Other assets:
Proved oil and gas properties, full cost method	608,616	462,662
Less: accumulated depletion	(161,628)	(99,363)
Unproved oil and gas properties	17,507	7,507

Total other assets	464,495	370,806

Total assets	$575,699	$627,759
LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$135,002	$171,220
Royalties due stockholders	43,915	46,865
Related party payables	296,674	234,674
Notes payable	393,538	373,977
Stockholder loans	19,845	19,845

Total current liabilities	888,974	846,581

Long-term liabilities:
Asset retirement obligation	12,780	10,980

Total long-term liabilities	12,780	10,980

Total liabilities	901,754	857,561

Stockholders' Deficit:
Preferred stock, par value $.001 authorized 10,000,000 shares
no shares issued at March 31, 2011 and December 31, 2010	-	-

Common stock, par value $.001
Issued 50,532,338 shares at September 30, 2011
and 50,182,338 shares at December 31, 2010	50,532	50,182
Paid-in capital	5,337,549	5,217,642
Accumulated deficit	(5,705,174)	(5,472,618)
Other comprehensive Gain/(loss)	(8,962)	(25,008)
Total stockholders' deficit	(326,055)	(229,802)
Total liabilities and stockholders' deficit	$575.699	$627,759

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP
CONDENSED STATEMENT OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil revenue	$90,556	$103,364	$398,842	$361,696
Operating expenses
Production costs	43,054	35,355	158,050	93,335
Royalty expense	43,826	45,495	197,533	193,696
Related party consulting fees	45,000	45,000	135,000	135,345
Related Party Rent Expense	64,105	-	12,041	-
Professional fees	35,890	-	70,084	-
General & administrative	4,018	7,330	23,675	47,215

Total operating expenses	(175,893)	(133,180)	(596,383)	(469,591)

Loss from operations	(85,337)	(29,816)	(197,541)	(107,895)

Other income (expenses)
Interest expense	(11,928)	(6,233)	(35,015)	(18,641)
Total other income (expense)	(11,928)	(6,233)	(35,015)	(18,641)

Net loss	$(97,265)	$(36,049)	$(232,556)	$(126,536)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	50,446,849	49,791,066	50,321,587	49,583,994

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP
CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(232,556)	$(126,536)
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation	186	278
Depletion	62,265	46,384
Increase (decrease) in prepaid services	(3,030)	-
Increase (decrease) in accounts receivable	6,804	(39,450)
Increase (decrease) in accrued interest on notes payable	44,135	18,641
Increase (decrease) in accounts payable	(36.218)	(9,585)
Increase (decrease) in royalties due stockholders	(2,950)	33,714
Increase (decrease) in related party accounts payable	62,000	42,190

Net cash provided by (used in) operating activities	(99.364)	(34,364)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in oil and gas properties	(193.897)	(198,757)

Net cash (used in) investing activities	(193.897)	(198,757)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued in exchange for cash	160,000	450,000

Net cash provided by financing activities	160,000	450,000

Effect of exchange rates on cash	(8,528)	(877)

Net increase in cash and cash equivalents	(141,789)	216,002
Cash and cash equivalents - beginning of period	205,102	12,022
Cash and cash equivalents - end of period	$63,313	$228,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of issuance of participating units for services	$15,000	$45,000
rendered in connection with private offerings	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates. The Company has made assumptions in valuing its oil and natural gas reserves, which may affect the amounts at which oil and natural gas properties are recorded.   The Company has also computed the components of the investments units sold in its private offerings using assumptions such as volatility, expected life and the risk-free interest rate.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $232,556 for the nine months ended September 30, 2011 and an accumulated deficit at September 30, 2011 of $5,705,174.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Seven of the wells are currently producing as of September 30, 2011.  Total gross revenue generated from these seven wells during the three and nine month periods amounted to $90,556 and $398,842, respectively. Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

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

Page - 7

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of September 30, 2011, no allowance is required.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted $186 and $278, respectively.

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

Page - 8

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Loss per Share of Common Stock

 The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2011 that have been excluded from the computation of diluted net loss per share include warrants to purchase 2,448,000 shares of the Company’s common stock and Unit holders’ option to convert their respective oil revenue interests into a total 1,552,000 shares of the Company’s common stock.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2011, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures” , the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2011. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.  The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

Page - 9

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

As of September 30, 2011, the Company’s accrued asset retirement obligation totaled $12,780 that was included in the capitalized cost of the oil and gas properties. Depletion expense for the three months ended September 30, 2011 and 2010 amounted to $15,470 and $13,637, respectively.  Depletion expense for the nine months ended September 30, 2011 and 2010 amounted to $62,265 and $46,384, respectively.

In August 2011, the company raised a total of $65,000 for the drilling and completion of the Chuck #1 well through the issuance of 26 units.  Each of the 26 units was priced at $2,500 per unit totaling $65,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of February 2013. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date of acceptance of the Subscription Agreement. Of the $65,000 received, the Company allocated $15,394 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $59,015 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 2.6 units. The capitalized cost of the well was further reduced by the Consultant’s allocated share in the well’s net revenue by $1,539

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the three months ended September 30, 2011, the Company incurred rent expense of $4,105.  For the nine months ended September 30, 2011, the Company incurred rent expense of $12,041.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of September 30, 2011, the Company owed Santeo Financial $291,693. Consulting fees expensed during the nine months ended September 30, 2011 and 2010 amounted to $135,000 and $135,345, respectively. Mr. Ron Ruskowsky owns a controlling interest in Santeo Financial.

As of September 30, 2011, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of September 30, 2011, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of September 30, 2011, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of September 30, 2011, the balance due including accrued interest amounted to $393,538.  Interest accrued and charged to operations for the three months ended September 30, 2011 and 2010 amounted to $11,927 and $6,233 respectively.  Interest accrued and charged to operations for the nine months ended September 30, 2011 and 2010 amounted to $35,015 and $18,641 respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

NOTE 7 - COMMON STOCK AND WARRANTS

The following table sets forth common share purchase warrants outstanding as of September 30, 2011:
	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31,2010	3,604,000	$0.24
Warrants granted	700,000	$-
Warrants Expired	1,856,000	$0.24
Balance, September 30, 2011	2,448,000	$0.24

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

Page - 11

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2011:

September 30, 2011
Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related parties payable	$-	$296,674	$-	$296,674
Not payable	$-	$393,538	$-	$393,538
Stockholder loan	$-	$19,845	$-	$19,845

Page - 12

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Page - 13

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

Liquidity and Capital Resources.

We had cash of $63,313, accounts receivable of $44,861, and prepaid services of $3,030 as of September 30, 2011, all of which comprised our total current assets. As of the nine month period ended September 30, 2011, we also had property and equipment of $0 represented by furniture and fixtures of $1,851 less accumulated depreciation of $1,851. The decrease in total fixed assets is due solely to depreciation. We also had $464,495 of oil & gas properties. Therefore, at September 30, 2011, we had total assets of $575,699.

For the nine month period ended September 30, 2011, we had $888,974 in total current liabilities, which was represented by $135,002 in accounts payable, $43,915 due to certain shareholders on their interest in our oil and gas net revenue, $296,674 due to related parties, $393,538 in notes payable, and $19,845 in shareholder loans. Additionally, we accrued $12,780 on our asset recovery obligations related to our oil and gas properties. Therefore, for the nine months ended September 30, 2011 we had total liabilities of $901,754. We had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that we acquire and anticipated increases in the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties which may affect our future liquidity.

Page - 14

RESULTS OF OPERATIONS

For the Three Month Period Ended September 30, 2011 versus September 30, 2010

Revenues and Gross Profit (Loss)

We had revenue of $90,556 and associated production and royalty costs of $86,880 for the three month period ended September 30, 2011, as compared to $103,364 in revenue and $80,850 in production and royalty costs for the three month period ended September 30, 2010. Our gross profit from our oil gas operations for the three months ended September 30, 2011 was $3,676 before other operating expenses including consulting fees of $45,000 and general and administrative expenses of $4,018. Our operating expenses for the three months ended September 30, 2010 included consulting fees of $45,000 and general and administrative expenses of $7,330. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the three months ended September 30 2011 and 2010 was $85,337 and $29,816, respectively.

Other expenses for the three months ended September 30, 2011 and 2010 include interest expense of $11,928 and $6,233, respectively, which were accrued on a note payable. Our net loss for the three months ended September 30, 2011 and 2010 was $97,265 and $36,049, respectively.

For the Nine MonthsPeriod  Ended September 30, 2011 versus September 30, 2010

Revenues and Gross Profit (Loss)

We had revenue of $398,842 and associated production and royalty costs of $355,583 for the nine month period ended September 30, 2011, as compared to $361,696 in revenue and $287,031 in production and royalty costs for the nine month period ended September 30, 2010. Our gross profit from our oil gas operations for the nine months ended September 30, 2011 was $43,259 before other operating expenses including consulting fees of $135,000 and general and administrative expenses of $23,675. Our operating expenses for the nine months ended September 30, 2010 included consulting fees of $135,345 and general and administrative expenses of $47,215. Consulting expense includes $45,000 in each three month period for fees accrued to a company for services rendered by our President. Our loss from operations for the nine months ended September 30, 2011 and 2010 was $197,541 and $107,895, respectively.

Other expenses for the nine months ended September 30, 2011 and 2010 include interest expense of $35,015and $18,641, respectively, which were accrued on a note payable. Our net loss for the nine months ended September 30, 2011 and 2010 was $232,556 and $126,536, respectively.

Our Plan of Operation for the Next Twelve Months.

Our focus is to acquire oil and gas, mineral and resource properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.

We had cash of $63,313 as of September 30, 2011. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

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

Page - 15

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

ITEM 3.                      QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

Royal Quantum Group, Inc.
a Nevada corporation

November 14, 2011	By:	/S/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

November 14, 2011	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director

Page - 18

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Ron Ruskowsky, certify that:

            1.           I have reviewed this quarterly report on Form 10-Q of Royal Quantum Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2011	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive Officer
      Principal Accountant Officer
      President, CEO and a Director

Page - 19

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Ron Ruskowsky, certify that:

            1.           I have reviewed this quarterly report on Form 10-Q of Royal Quantum Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2011	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive Officer
      Principal Accountant Officer
      President, CEO and a Director

Page - 20

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Royal Quantum Group, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its:  Principal Executive Officer
       Principal Accountant Officer
       President, CEO and a Director

Dated: November 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 21

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Royal Quantum Group, Inc.. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its:  Principal Executive Officer
       Principal Accountant Officer
       President, CEO and a Director

Dated: November 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 22