Form 10-K
period 2011-12-31
ROYAL QUANTUM GROUP INC
filed 2012-04-16
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission File No. 000-27739

Royal Quantum Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0315909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

251 MidPark Blvd, Suite #145, S.E. Calgary,
AB, Canada T2X 1S3
 (Address of principal executive offices, zip code)

(403) 288-4321
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Copy of all Communications to:
Zouvas Law Group, P.C.
2368 Second Ave
San Diego, CA 92101
Phone: 619.688.1116
Fax: 619.688.1715

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

page - 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $866,103 based on the closing sale price of such common equity on such date. The registrant’s common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “RYQG.”

page - 2

ROYAL QUANTUM GROUP, INC.

page - 3

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future revenue, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Company management assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by management in the Company’s reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.
PART I

ITEM 1.	BUSINESS

The Company’s Background.   Royal Quantum Group, Inc. (the “Company”) was incorporated in Nevada in October, 1996, under the name PSM CORP. The Company’s name was then changed to Royal Quantum Group, Inc. on November 23, 2005.

The Company’s Business. Royal Quantum Group, Inc. is a public company trading on the OTCBB market under the symbol “RYQG.” Royal Quantum is focused on the acquisition, exploration and development of oil and gas properties located within favorable geopolitical climates.

The Company’s Competition. The oil and natural gas industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low market prices for oil and natural gas. The Company’s larger or more-integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, local and tribal laws and regulations more easily than the Company can, which would adversely affect the Company’s competitive position. The Company’s ability to acquire additional properties and to discover reserves in the future will be dependent upon the Company’s ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because the Company has fewer financial and human resources than many companies in the industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Government Regulation.

Existing and Probable Governmental Regulation
Company management monitors and complies with current government regulations that affect the Company’s activities, although the Company’s operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance that the Company will be able to obtain all of the necessary licenses and permits that may be required to carry out exploration and development programs. It is not expected that any of these controls or regulations will affect the Company’s operations in a manner materially different than they would affect other natural gas and oil companies operating in the areas in which the Company operates.

page - 4

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

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which the Company has an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir.

State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

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

Environmental Regulation
Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon the Company regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect the Company’s operations and financial position, as well as the oil and natural gas industry in general.

Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), generally imposes joint and  several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Governmental agencies or third parties may seek to hold the Company responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Compliance with Environmental Laws
The Company did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which the Company could be liable. In the event of liability, Company management believes that the Company would be entitled to contribution from other owners so that the Company’s percentage share of a particular project would be the percentage share of the Company’s liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to the Company’s percentage share, any significant liability has the possibility of severely diminishing the Company’s assets and resources.

page - 5

Company management is prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect the Company’s activities to require minimal regulatory oversight. If the Company expands the scope of the Company’s activities in the future it is reasonable to expect expenditures on compliance to rise.

Employees. As of December 31, 2011, the Company has no full-time employees and no part-time employees. Company management believes that they may need to hire three additional employees in the next twelve months. From time-to-time, Company management anticipates that they may use the services of independent contractors and consultants to support the Company’s expansion and business development.

The Company’s President provides services through a corporation in which he owns a controlling interest, Santeo Financial, which is compensated for these services at $15,000 per month.
The Company's Research and Development. The Company is not currently conducting any research and development activities other than property explorations and assessments. Company management does not anticipate conducting such activities in the near future. If the Company generates significant revenues, it may expand the Company’s product line by entering into additional relationship with third parties.

The Company's Intellectual Property. The Company does not presently own any patents, trademarks, licenses, concessions or royalties.

The Company owns the Internet domain name www.royalquantum.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and the Company could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of the Company’s domain names.

ITEM 1A.	RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of the Company’s common stock. The risks described below are those that Company management currently believes may materially affect the Company.

Risks Related to the Company’s Business:

The Company derives all revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Worldwide political, economic and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for the Company’s services. Oil and natural gas prices have been volatile historically and, Company management believes, will continue to be so in the future. Many factors beyond the Company’s control affect oil and natural gas prices, including:

•  the cost of exploring for, producing and delivering oil and natural gas;
•  the discovery rate of new oil and natural gas reserves;
•  the rate of decline of existing and new oil and natural gas reserves;
•  available pipeline and other oil and natural gas transportation capacity;
•  the ability of oil and natural gas companies to raise capital;
•  actions by the Organization of Petroleum Exporting Countries;
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

page - 6

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can adversely impact the Company in many ways by negatively affecting:

Risks Relating to the Company’s Business

The Company has a limited operating history upon which an evaluation of the Company’s prospects can be made.
The Company adopted its current business plan in 2010. The Company’s lack of operating history in its current line of business makes an evaluation of the Company’s business and prospects very difficult. The Company's prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. Company management cannot be certain that the Company’s business will be successful or that the Company will generate significant revenues and become profitable.

Company management anticipates that the Company will need to raise additional capital to continue the Company’s operations. The Company’s failure to raise additional capital will significantly affect the Company’s ability to fund proposed activities.
To acquire properties for exploration and development, the Company will be required to raise additional funds. Company management does not know if the Company will be able to acquire additional financing and anticipates the need to spend significant funds on acquiring properties for exploration and development. The Company’s failure to obtain additional funds would significantly limit or eliminate the Company’s ability to fund those activities.

The Company has incurred a net loss since inception and expects to incur net losses for the foreseeable future.
Company management expects to incur significant operating and capital expenditures and, as a result, expects significant net losses in the future. The Company will need to generate significant revenues to achieve and maintain profitability and may not be able to generate sufficient revenues to achieve profitable operations.

The Company’s future success is highly dependent on the ability of management to locate and acquire oil and gas properties for exploration and development.
The nature of the Company’s operations is highly speculative and there is a consequent risk of loss of your investment. The success of the Company’s plan of operation will depend to a great extent on the oil and gas properties that acquire. Company management cannot assure investors that the Company will be successful in acquiring properties for exploration and development.

The costs to meet the Company’s reporting requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in the Company having insufficient funds to operate.
The Company will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. Those fees will be higher if the Company’s business volume and activity increases. Those obligations will reduce the Company’s ability to fund operations and may prevent the Company from meeting normal business obligations.

The Company’s auditors have questioned the Company’s ability to continue operations as a “going concern.” Investors may lose all of their investment if the Company is unable to continue operations.
Company management hopes to obtain revenues from future operations. In the absence of significant operations, the Company may seek to raise additional funds to meet working capital needs principally through the additional sales of the Company’s securities. However, Company management cannot guarantee that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on satisfactory terms. As a result, the Company’s auditors believe that substantial doubt exists about the Company’s ability to continue operations.

Risks Related to Owning the Company’s Common Stock

The Company’s officers, directors and principal shareholders own approximately 40.26% of the Company’s outstanding shares of common stock, allowing these shareholders control matters requiring approval of the Company’s shareholders.
 The Company’s officers, directors and principal shareholders beneficially own, in the aggregate, approximately 40.26% of the Company’s outstanding shares of common stock. The Company’s officers, directors and principal shareholders can control matters requiring approval by the Company’s security holders, including the election of directors.

page - 7

 The Company’s common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.
The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company’s common stock becomes subject to the penny stock rules, holders of the Company’s shares may have difficulty selling those shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 2.  PROPERTIES

Oil and gas properties

In 2009, the Company acquired a 36% working interest (28.80% net revenue interest [“NRI”]) in the drilling and development of the Gleason #4-16 well located in Noble County, Oklahoma, USA. The Company capitalized $167,260 in the development of the well. The well’s production commenced during 2009 and is currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

Also in 2009, the Company acquired a 25% working interest (20% NRI) in the drilling and development of the Bond #1-18 well located in Noble County, Oklahoma, USA. The Company capitalized $77,628 in the development of the well. The well’s production commenced during 2009 and is currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

In January 2010, the Company acquired a 25% working interest (20% NRI) in the Bond #2-18 well in Noble County, Oklahoma, USA. The Company capitalized $37,339 in the development of this well. The well’s production commenced in 2010 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

In March 2010, the Company acquired a 25% working interest (20% NRI) in the Sattler #1-18 well located in Noble County, Oklahoma, USA. The Company capitalized $60,277 in development of this well. The well’s production commenced in 2010 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

In August 2010, the Company acquired a 25% working interest (20% NRI) in the Bond #3-18 well located in Noble County, Oklahoma, USA. The Company capitalized $47,866 in the development of this well. The well has not commenced production. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

In December 2010, the Company acquired a 25% working interest (20% NRI) in the WC #1-19 well located in Noble County, Oklahoma, USA. The Company capitalized $61,311 in the development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

In March 2011, the Company acquired a 8% working interest (6.4% NRI) in the Haggard #5-17 well located in Noble County, Oklahoma, USA. The Company capitalized $35,844 in development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

page - 8

In May 2011, the Company acquired a 25% working interest (20% NRI) in the Bond #4-18 well located in Noble County, Oklahoma, USA. The Company capitalized $62,752 in development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

In August 2011, the Company acquired a 25% working interest (20% NRI) in the Chuck#1 well located in Noble County, Oklahoma, USA. The Company capitalized $42,082 in development of this well. The well has not commenced production. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

Facilities

Royal Quantum has entered into a month-to-month lease agreement for an office space in Calgary, Alberta, Canada. This lease can be canceled on one month’s written notice. The current lease requires rental payments of approximately $450 (CAD) per month plus applicable taxes. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 (CAD) per month plus applicable taxes.  Company management believes that the Company’s facilities are adequate for the Company’s needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

Other than the foregoing, Company management knows of no material, existing or pending legal proceedings against the Company’s company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which the Company’s director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

 The Company’s common stock is listed on the Over the Counter Bulletin Board (OTC.BB) under the symbol "RYQG." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of the Company’s common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	BID PRICE PER SHARE
	HIGH	LOW

December 30, 2011	$0.013	$0.010
September 30, 2011	$0.021	$0.021
June 30, 2011	$0.065	$0.062
March 31, 2011	$0.015	$0.015

December 31, 2010	$0.029	$0.026
September 30, 1010	$0.028	$0.026
June 30, 2010	$0.061	$0.056
March 31, 2010	$0.111	$0.096

HOLDERS
The Company is a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

page - 9

The Company had 52,991,272 shares of common stock issued and outstanding as of December 31, 2011, which were held by approximately 117 shareholders.

 At December 31, 2011, there were outstanding warrants to purchase a total of 1,792,000 shares of the Company’s common stock at a purchase price of $0.25 per share. Of the 1,792,000 warrants outstanding, 656,000 warrants expire on February 1, 2012, 436,000 warrants expire on May 16, 2012, 414,000 warrants expire on October 17, 2013, and 286,000 warrants expire on February 14,2013.

The table below shows all options granted and expired during the fiscal year ended December 31, 2011:

Balance, December 31, 2010	3,604,000	$0.25
Warrants granted	700,000	$0.25
Warrants expired	(2,512,000)	$0.25
Balance, December 31, 2011	1,792,000	$0.25

There are no outstanding shares of the Company’s common stock that Company management has agreed to register under the Securities Act for sale by security holders.

DIVIDENDS

Company management has never declared any cash dividends with respect to the Company’s common stock. Future payment of dividends is within the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on the Company’s common stock, Company management presently intend to retain future earnings, if any, for use in the Company’s business and have no present intention to pay cash dividends on the Company’s common stock.

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

During the period ending June 30, 2009, the company raised $180,000 for the drilling and completion of the Gleason #4-16 well through the issuance of 72 units. The Company earned a 28.8% NRI in the well with 67% of the company’s net revenue received being allocated proportionally to the unit holders. Each of the 72 units was priced at $2,500 per unit totaling $180,000 cash and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of November 15, 2010. The Company issued a total of 360,000 shares and 720,000 options related to the private placement. The unit holder also has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.

During the period ending September 30, 2009, the company raised $137,500 for the drilling of the Bond #1-18 through the issuance of 55 units priced at $2,500 per unit. Each unit consisted of 10,000 restricted common shares and 20,000 share purchase options at $0.25 per share with an expiration date of March 8, 2011. The Company issued a total of 550,000 shares and 1,100,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the company in exchange for 10,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $12,500 which was converted to an interest in the well. As per the terms of the commission agreement, the company issued 50,000 shares valued at $12,500 to the third party for consulting expenses related to the Bond financing and 100,000 options expiring March 8, 2011.

page - 10

In January 2010, the company raised $150,000 for the drilling of the Bond #2-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of July 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $14,000 which was converted to an interest in the well. As per the terms of the commission agreement the company issued 28,000 shares valued at $14,000 to the third party for consulting expenses related to the Bond financing and 56,000 options expiring in July 2011.

In March 2010, the company raised $150,000 for the drilling of the Sattler #1-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of September 2011. The Company issued a total of 300,000 shares and 600,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $14,000 which was converted to an interest in the well. As per the terms of the commission agreement the company issued 28,000 shares valued at $14,000 to the third party for consulting expenses related to the Bond financing and 56,000 options expiring in September 2011.

In August 2010, the company raised $150,000 for the drilling of the Bond #3-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $14,000 which was converted to an interest in the well. As per the terms of the commission agreement the company issued 28,000 shares valued at $14,000 to the third party for consulting expenses related to the Bond financing and 56,000 options expiring in February 2012.

In December 2010 the company raised $100,000 for the drilling of the WC #1-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of May 2012. The Company issued a total of 200,000 shares and 400,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $9,000 which was converted to an interest in the well. As per the terms of the commission agreement the company issued 18,000 shares valued at $9,000 to the third party for consulting expenses related to the Bond financing and 36,000 options expiring in May 2012.

In April and May 2011 the Company received a total of $95,000 through the issuance of 38 participating units. Each unit is sold for $2,500 and consisted of (a) 5,000 restricted common shares of the Company’s common stock, (b) a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, (c) a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #4 well, and (d) an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $95,000 received, $20,936 was credited against the payments made towards the Company’s well costs. The remaining $74,064 was credited to equity.

page - 11

In April and May 2011, the Company paid a consultant 3.4 participating units in consideration for services rendered in connection with the offerings. Of the $8,500 fee, a total of $1,873 was credited against the payments made towards the Company’s well costs.  The Company issued a total of 17,000 shares and 34,000 options to the consultant in consideration for services.

On May 18, 2011 the Company entered into a retainer and fee agreement with Knightsbridge Law Co., Ltd. pursuant to which Knightsbridge provided services to the Company in exchange for a one-time share issuance of 2,458,934 Rule 144 restricted shares of the common stock of the Company.

In August 2011, the Company received a total of $65,000 through the issuance of 26 participating units. Each unit is sold for $2,500 and consisted of: (a) 5,000 restricted common shares of the Company’s common stock; (b) a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance; (c) a pro rata interest in 60% of total revenue interest that the Company owns in the Chuck #1 well; and (d) an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Pricing Model using a risk-free interest rate ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $65,000 received, $15,394 was credited against the payments made towards the Company’s well costs. The remaining $49,606 was credited to equity.

In August 2011, the Company paid a consultant 2.6 participating units in consideration for services rendered in connection with the offerings. Of the $6,500 fee, a total of $1,539 was credited against the payments made towards the Company’s well costs.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information that would have been in a registration statement in reliance on the exemption provided by Section 4(2) under the Securities Act and Regulation D there under.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

The Company did not buy back any of its shares of common stock or other securities during the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, Company management is not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  The reader can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, the reader should consider various factors which may cause the Company’s actual results to differ materially from any forward-looking statements.  Although Company management believes that the exceptions reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company’s management undertake no obligation to revise or update publicly any forward-looking statements for any reason.

page - 12

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management has identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale.

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proven oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proven reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) Topic 12D. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proven reserves and satisfy asset retirement obligations, are amortized over the total estimated producing life of the well.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. For foreign operations whose functional currency is the local currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Asset Retirement Obligations

The Company use Accounting Standards Codification (“ASC”) Topic 410-20, Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation (“ARO”) and the associated asset retirement costs. The provisions of ASC Topic 410-20 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. ASC Topic 410-20 also requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.

page - 13

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

The Company has no Level 2 assets. The Company’s Level 2 liabilities consist of related party payables, notes payable, and stockholder loans. Due to the short-term nature of related party payables and stockholders loans, the fair values of these instruments approximate their respective carrying values. The Company determines the fair value of notes payable based on the effective yields of similar obligations.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities.

Liquidity and Capital Resources.

December 31, 2011
During the year ended December 30, 2011, net cash used in the Company’s operating activities totaled $132,527. Net cash used in investing activities during 2011 totaled $190,419 and consisted of costs incurred in the Company’s oil and gas ventures. During 2011 the Company received a total of $160,000 from private sales of units consisting of shares of the Company’s common stock and royalty interest in the Company’s oil and gas production.  The Company had a currency exchange net gain of $734 on funds held in Canadian currency. For 2011, the Company’s cash balance decreased during the year by $162,212.

At December 31, 2011, the Company had cash of $42,890 and accounts receivable of $61,486 that comprised the Company’s total current assets totaling $104,376. The Company’s property and equipment at December 31, 2011 had a net book value of $0, consisting of furniture and fixtures with a cost basis of $1,851 net of accumulated depreciation of $1,851. The decrease in total fixed assets is due solely to depreciation. The Company also had accumulated net capitalized costs of oil & gas properties totaling $398,143, and $98,357 deferred offering costs at December 31, 2011, while the Company’s total assets at December 31, 2011 were $600,876.

At December 31, 2011, the Company had total current liabilities totaling $943,109 consisting of $128,339 in accounts payable, $36,303 due certain shareholders on their interest in the Company’s oil and gas net revenue, $333,674 due to related parties, $424,948 in notes payable, and $19,845 in shareholder loans. Additionally, the Company’s long term debt at December 31, 2011 included $11,725 on the Company’s accrued asset recovery obligations relating to  oil and gas properties. Therefore, at December 31, 2011, the Company had total liabilities of $954,834. The Company had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At December 31, 2011, the Company had a stockholders’ deficit totaling $353,958.

page - 14

December 31, 2010
During the year ended December 30, 2010, net cash used in the Company’s operating activities totaled $13,505. Net cash used in investing activities during 2010 totaled $342,885 and consisted of costs incurred in the Company’s oil and gas ventures. During 2010 the Company received a total of $550,000 from private sales of units consisting of shares of the Company’s common stock and royalty interest in the Company’s oil and gas production.  The Company had a currency exchange net loss of $985 on funds held in Canadian currency. For 2010, the Company’s cash balance increased during the year by $193,080. The Company’s cash balance at December 31, 2009 was $12,022.

At December 31, 2010, the Company had cash of $205,102 and accounts receivable of $51,665 that comprised the Company’s total current assets totaling $256,767. The Company’s property and equipment at December 31, 2010 had a net book value of $186, consisting of furniture and fixtures with a cost basis of $1,851 net of accumulated depreciation of $1,665. The decrease in total fixed assets is due solely to depreciation. The Company also had accumulated net capitalized costs of oil & gas properties totaling $370,806 at December 31, 2011. The Company’s total assets at December 31, 2010 were $627,759.

At December 31, 2010, the Company had total current liabilities totaling $846,581 consisting of $171,220 in accounts payable, $46,865 due certain shareholders on their interest in the Company’s oil and gas net revenue, $234,674 due to related parties, $373,977 in notes payable, and $19,845 in shareholder loans. Additionally, the Company’s long term debt at December 31, 2010 included $10,980 on the Company’s accrued asset recovery obligations relating to the Company’s oil and gas properties. Therefore, at December 31, 2010, the Company had total liabilities of $857,561. The Company had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquire and anticipated increases in the legal and accounting costs of being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At December 31, 2011, the Company had a stockholders’ deficit totaling $229,802.

Results of Operations

For the Year Ended December 31, 2011 versus December 31, 2010

Revenues and Gross Profit

The Company’s revenue for 2011 was $524,825 with associated production and royalty costs of $495,509 as compared to 2010 revenue totaling $448,564 and with production and royalty costs for the year of $388,893. The Company’s gross profit from oil and gas operations for 2011 and 2010 before other operating expenses amounted to $29,316 and $59,671, respectively. The Company’s incurred other administrative expenses in 2011 included related party consulting fees of $180,000, related party rent of $16,094, professional fees of $100,891 and other general and administrative expenses of $24,861. The Company incurred other operating expense in 2010 including related party consulting fees of $180,345, related party rent of $5,509, professional fees of $69,170 and other general and administrative expenses of $17,229. Related party consulting expense for each year consists of fees accrued to a company which is controlled by the Company’s President for services he renders to the Company. The Company’s loss from operations for 2011 was $292,530 compared to the Company’s loss from operations in 2010 of $212,582.

Other expenses for the two years consist of accrued interest on notes payable amounting to $46,876 in 2011 and $40,584 in 2010. The Company’s net loss for 2011 was $339,406 compared to $253,166 in 2010.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s focus is to acquire oil and gas, mineral and resources properties for exploration and development with the intent to bring the projects to feasibility at which time the Company will either contract out the operations or form joint venture with qualified interested parties in complete the projects. The Company intends to continue to raise additional capital for participation in additional oil and gas projects.

page - 15

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support  operations involves risks and uncertainties and actual results could differ as a result of a number of factors. The Company will need to raise additional capital to expand operations to the point at which the Company is able to operate profitably. Other than anticipated explorations costs associated with the resources and mineral interests that the Company acquires and the anticipated increases in the legal and accounting costs associated with being a public company, the Company is not aware of any other known trends, events or uncertainties, which may affect the Company’s future liquidity.

In the event that the Company experiences a shortfall in capital, the Company intends to pursue opportunities to raise funds through public or private financing as well as through borrowings and via other resources, such as the Company’s officers, directors and principal shareholders. The Company cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then the Company’s ability to expand operations may be significantly hindered. If adequate funds are not available, the Company believes that the Company’s officers, directors and principal shareholders will contribute funds to pay for the Company’s expenses to achieve the Company’s objectives over the next twelve months.

The Company’s belief that the Company’s officers, directors and principal shareholders will pay the Company’s expenses is based on the fact that the Company’s officers, directors and principal shareholders collectively own approximately 43% of the Company’s outstanding common stock and will likely continue to pay the Company’s expenses as long as they maintain their ownership of the Company’s common stock, so long as they do not incur financial hardship.

The Company is not currently conducting any research and development activities and management does not anticipate conducting such activities in the near future. Management does not anticipate future purchases or sales of any significant equipment. In the event that the Company’s customer base expands, then management may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

page - 16

page - 17

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Royal Quantum Group, Inc.

We have audited the accompanying balance sheets of Royal Quantum Group, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. Royal Quantum Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Quantum Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $5,812,024 and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, UT

April 16, 2012

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

page - 18

ROYAL QUANTUM GROUP, INC.
Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	42,890	205,102
Accounts receivable	61,486	51,665

Total current assets	104,376	256,767

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,665)

Total property and equipment, net	-	186

Other assets:
Proven oil and gas properties, full cost method	604,083	462,662
Less: accumulated depletion	(223,447)	(99,363)
Unproven oil and gas properties	17,507	7,507
Deferred offering costs	98,357	-

Total other assets	496,500	370,806

Total assets	600,876	627,759

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
Balance Sheets (Continued)

	December 31,	December 31,
	2011	2010

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	128,339	171,220
Royalties due stockholders	36,303	46,865
Related party payables	333,674	234,674
Notes payable	424,948	373,977
Stockholder loans	19,845	19,845

Total current liabilities	943,109	846,581

Long-term liabilities:
Asset retirement obligation	11,725	10,980

Total long-term liabilities	11,725	10,980

Total liabilities	954,834	857,561

Stockholders' Deficit:
Preferred stock, par value $0.001
authorized 10,000,000 shares
no shares issued at December 31, 2011
and December 31, 2010	-	-
Common stock, par value $0.001
Issued 52,991,272 shares at December 31, 2011
and 50,182,338 shares at December 31, 2010	52,991	50,182
Additional paid-in capital	5,433,446	5,217,642
Accumulated deficit	(5,812,024)	(5,472,618)
Other comprehensive gain/(loss)	(28,371)	(25,008)
Total stockholders' deficit	(353,958)	(229,802)

Total liabilities and stockholders' deficit	600,876	627,759

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC
STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010

Oil revenue	$524,825	$448,564
Operating expenses
Production costs	231,306	153,248
Royalty expense	264,203	235,645
Related party consulting fees	180,000	180,345
Related party rent expense	16,094	5,509
Professional fees	100,891	69,170
General & administrative	24,861	17,229

Total operating expenses	(817,355)	(661,146)

Loss from operations	(292,530)	(212,582)

Other income (expenses)
Interest expense	(46,876)	(40,584)
Total other income (expense)	(46,876)	(40,584)

Net loss	$(339,406)	$(253,166)

Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	51,903,963	49,703,215

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Totals

Balance, December 31, 2009	$ 48,980,338	$48,980	$4,824,482	$(5,219,452)	$-	$(345,990)

Issuance of common stock	1,202,000	1,202	393,160	-	-	394,362

Comprehensive loss on currency exchange	-	-	-	-	(25,008)	(25,008)
Net loss for period	-	-	-	(253,166)	-	(253,166)

Balance, December 31, 2010	50,182,338	$50,182	$5,217,642	$(5,472,618)	$(25,008)	$(229,802)

Issuance of common stock	2,808,934	2,809	215,804	-	-	218,613

Comprehensive loss on currency exchange	-	-	-	-	(3,363)	(3,363)
Net loss for period	-	-	-	(339,406)	-	(339,406)

Balance, December 31, 2011	$ 52,991,272	$52,991	$5,433,446	$(5,812,024)	$(28,371)	$(353,958)

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,406)	$(253,166)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	185	370
Depletion	124,084	93,707
(Increase) decrease in accounts receivable	(9,821)	(19,814)
Increase (decrease) in accrued interest on notes payable	46,875	40,305
Increase (decrease) in accounts payable	(42,882)	58,060
Increase (decrease) in royalties due stockholders	(10,562)	25,298
Increase (decrease) in related party accounts payable	99,000	42,190
Net cash (used in) operating activities	(132,527)	(13,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	(190,419)	(342,885)
Net cash (used in) investing activities	(190,419)	(342,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of units consisting of common stock and oil and gas
Royalties	160,000	550,000
Net cash provided by financing activities	160,000	550,000

Effect of exchange rates on cash	734	(985)

Net increase (decrease) in cash and cash equivalents	(162,212)	193,080
Cash and cash equivalents – beginning of period	205,102	12,022
Cash and cash equivalents – end of period	$42,890	$205,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of issuance of participating units for services rendered in
connection with private offerings	$15,000	$51,000
Value of issuance of common stock for deferred offering costs	$98,357	$-

The accompanying notes are an integral part of these financial statements

ROYAL QUANTUM GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Royal Quantum Group, Inc. (the "Company”) was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $339,406 for the year ended December 31, 2011 and an accumulated deficit at December 31, 2011 of $5,812,024.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Seven of the wells are currently producing as of December 31, 2011. Total gross revenue generated from these seven wells during the year ended December 31, 2011 amounted to $524,825.  Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of December 31, 2011 and 2010, no allowance was required.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale.

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proven reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the years ended December 31, 2011 and 2010 amounted $185 and $370, respectively.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar.  For foreign operations whose functional currency is the local currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Concentrations of Credit Risk

The Company’s revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s seven wells is sold to one customer.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260-10, Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 1,792,000 shares of the Company’s common stock and (b) unit holders’ option to convert their respective oil revenue interests into a total 1,552,000 shares of the Company’s common stock.  Potential common shares as of December 31, 2010 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 3,604,000 shares of the Company’s common stock and (b) unit holders’ option to convert their respective oil revenue interests into a total 1,202,000 shares of the Company’s common stock.

page - 25

Asset Retirement Obligations

The Company use Accounting Standards Codification (“ASC”) Topic 410-20, Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation (“ARO”) and the associated asset retirement costs. The provisions of ASC Topic 410-20 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. ASC Topic 410-20 also requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, Property, Plant and Equipment. ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2011 and 2010, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011 and 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC No. 740, Income Taxes. The method of accounting for income taxes under ASC No. 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820). The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company’s financial position, results of operations or cash flows.

page - 26

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220). Under the amendments in the update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures.  Management does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220). In order to defer only those changes in the update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in the update supersede certain pending paragraphs in update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update 2011-05. All other requirements in update 2011-05 are not affected by the update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

At December 31, 2011, the Company has capitalized costs related to its proved properties totaling $604,083 and has recognized accumulated depletion of $223,447.

Year Ended December 31, 2011

In March 2011, the Company acquired a 8% working interest (6.4% NRI) in the Haggard #5-17 well located in Noble County, Oklahoma, USA. The Company capitalized $35,844 in development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).
In April and May 2011, the Company raised a total of $95,000 towards its share of the drilling and completion of the Bond #4 well through the issuance of 38 units. The Company has a 20% NRI in the Bond #4 well and each of the 38 units was priced at $2,500 per unit totaling $95,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of October 2012. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $95,000 received, the Company allocated $20,936 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $93,332 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 3.4 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue by $1,873.  In November 2011, the Company received a refund of $7,771 from the well operator of costs related to this well, which reduced the capitalized cost allocated to this well.  Total capitalized costs related to this well are $62,752.

page - 27

In August 2011, the Company raised a total of $65,000 towards its share of the drilling and completion of the Chuck #1 well through the issuance of 26 units. The Company has a 20% NRI in the Chuck #1 well and each of the 26 units was priced at $2,500 per unit totaling $65,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of February 2013. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date of acceptance of the Subscription Agreement. Of the $65,000 received, the Company allocated $15,394 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $59,015 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 2.6 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue by $1,539. As of the date of this report, the Chuck #1 well is not in production. Total capitalized costs related to this well are $42,082.

As of December 31, 2011, the Company’s accrued asset retirement obligation totaled $11,724 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense for the year ended December 31, 2011 amounted to $124,084.

Year Ended December 31, 2010

In January 2010, the Company acquired a 25% NRI in the Bond #2-18 well in Oklahoma.  The Company raised a total of $150,000 for the drilling and completion of the Bond #2-18 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of July 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date that the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $77,151 it paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue of $3,400.  Total capitalized costs related to this well are $37,339.

In March 2010, the Company raised a total of $150,000 for the drilling and completion of a 20% NRI in the Sattler #1 well through the issuance of 60 units.  Each of the 60 units was priced at $2,500 per unit totaling $150,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of September 2011. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $150,000 received, the Company allocated $36,412 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $100,089 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue of $3,400.  Total capitalized costs related to this well are $60,277.

In August 2010 the Company closed a private placement unit funding of 60 units totaling $150,000 for a 20% NRI in the Bond #3-18 well and for working capital.  60% of the Company’s net revenue received from the Bond #3-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $150,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of February 15, 2012. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $150,000 received, the Company allocated $38,945 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $90,446 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 5.6 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue of $3,635.  The Company’s 5.6 units issued to the consultant for commission were valued at $14,000.  The $14,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 28,000 restricted shares and 56,000 options.  The Bond #3 is not in production at this time. As of the date of this report, the Bond #3-18 well is not currently in production.  Total capitalized costs related to this well are $47,866.

page - 28

In December 2010 the Company closed a private placement unit funding of 40 units totaling $100,000 for a 20% NRI in the WC#1-18 well and for working capital.  60% of the Company’s net revenue received from the WC #1-18 is allocated proportionally to the unit holders.  Each of the 60 units was priced at $2,500 per unit for gross proceeds totaling $100,000 and consisted of 5,000 restricted common shares and 10,000 share purchase options at $0.25 per share with an expiration date of May 16, 2012. The Company issued a total of 200,000 shares and 436,000 options related to the private placement.  The unit holder also has the option to surrender their interest in the well back to the Company in exchange for 5,000 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders.  Of the $100,000 received, the Company allocated $30,675 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $94,747 it has currently capitalized towards the drilling cost of the well. A consulting fee in connection with offering was paid through the issuance of 3.6 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue of $2,761.  The Company’s 3.6 units issued to the consultant for commission were valued at $9,000.  The $9,000 was converted to a proportionate interest in the private placement, resulting in the issuance of an additional 18,000 restricted shares and 36,000 options. Total capitalized costs related to this well are $61,311.

As of December 31, 2010, the Company’s accrued asset retirement obligation totaled $10,980 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense for the year ended December 31, 2010 amounted to $93,707.

Year Ended December 31, 2009

In 2009, the Company acquired a 36% working interest (28.80% net revenue interest [“NRI”]) in the drilling and development of the Gleason #4-16 well located in Noble County, Oklahoma, USA. The Company capitalized $167,260 in the development of the well. The well’s production commenced during 2009 and is currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors.

Also in 2009, the Company acquired a 25% working interest (20% NRI) in the drilling and development of the Bond #1-18 well located in Noble County, Oklahoma, USA. The Company capitalized $77,628 in the development of the well. The well’s production commenced during 2009 and is currently producing A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 (CAD) per month plus applicable taxes.  The Company incurred rent expense of $16,094 and $5,509 (CAD) for the years ended December 31, 2011 and 2010, respectively.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000  a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of December 31, 2011 and 2010, the Company owed Santeo Financial $328,693 and $229,693,  respectively.  Consulting fees expensed during the year ended December 31, 2011 and 2010 amounted to $180,000 and $180,345, respectively.  Mr. Ruskowsky owns a controlling interest in Santeo Financial.

page - 29

As of December 31, 2011, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of December 31, 2011 and 2010, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of December 31, 2011 and 2010, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of December 31, 2011 and 2010, the balance due including accrued interest amounted to $424,948 and $373,977, respectively.  Interest accrued and charged to operations for the year ended December 31, 2011 and 2010 amounted to $46,876 and $40,584, respectively.

NOTE 6 – INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2011	2010
Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
FeFederal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effe Effective tax rate	0.00%	0.00%

T T The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Net operating losses	$1,361,577	$1,246,178
	1,361,577	1,246,178
Less valuation allowance	(1,361,577)	(1,246,178)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2011 was $(115,399).

page - 30

The Company has a net operating loss carryover of approximately $4,004,638 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized.

The Company complies with the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended December 31, 2011 or for the year ended December 31, 2010.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended December 31, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007 and is not currently involved in any income tax examinations.

NOTE 7 - COMMON STOCK AND WARRANTS

Year Ended December 31, 2011

As discussed in Note 3, during April and May 2011 the Company received a total of $95,000 through the issuance of 38 participating units. Each unit is sold for $2,500 and consisted of (a) 5,000 restricted common shares of the Company’s common stock, (b) a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, (c) a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #4 well, and (d) an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $95,000 received, $20,936 was credited against the payments made towards the Company’s well costs. The remaining $74,064 was credited to equity. The Company issued a total of 190,000 shares and 380,000 options related to the private placement.

During April and May 2011, the Company paid a consultant 3.4 participating units in consideration for services rendered in connection with the offerings. Of the $8,500 fee, a total of $1,873 was credited against the payments made towards the Company’s well costs.  The Company issued a total of 17,000 shares and 34,000 options to the consultant in consideration for services.

page - 31

Pursuant to an agreement that was consummated in May 2011, the Company issued 2,458,934 shares of its common stock to a consultant as an upfront one-time fee for services related to future financings.  The shares were valued at $98,357 and were recorded on the Company’s balance sheet as deferred offering costs.  The consultant is also entitled to receive an additional cash commission totaling 18% of funds raised as a result of the consultant’s efforts.  As of December 31, 2011, there were no funds raised by the consultant under the terms of this agreement.

As discussed in Note 3, during August 2011 the Company received a total of $65,000 through the issuance of 26 participating units. Each unit is sold for $2,500 and consisted of (a) 5,000 restricted common shares of the Company’s common stock, (b) a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, (c) a pro rata interest in 60% of total revenue interest that the Company owns in the Chuck #1 well, and (d) an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $65,000 received, $15,394 was credited against the payments made towards the Company’s well costs. The remaining $49,606 was credited to equity. The Company issued a total of 130,000 shares and 260,000 options related to the private placement.

During August 2011, the Company paid a consultant 2.6 participating units in consideration for services rendered in connection with the offerings. Of the $6,500 fee, a total of $1,539 was credited against the payments made towards the Company’s well costs. The Company issued a total of 13,000 shares and 26,000 options to the consultant in consideration for services.

Year Ended December 31, 2010

As discussed in Note 3, during January 2010 the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #2-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .89% to 1.6%, with volatility ranging from 186% to 208%. Of the $150,000 received, $36,412 was credited allocated against the payments made towards the Company’s well costs. The remaining $113,588 was credited to equity. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.

As discussed in Note 3, in March 2010 the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Sattler #1 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of common shares were valued using the Black-Scholes Option Model using a risk free interest rate ranging from .95% to 1.69%, with volatility ranging from 186% to 208%. Of the $150,000 received, $36,412 was credited allocated against the payments made towards the Company’s well costs. The remaining $113,588 was credited to equity. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.

page - 32

During March 2010, the Company paid a consultant 12.8 participating units in consideration for services rendered in connection with the offerings. Of the $28,000 fee, a total of $6,798 was credited against the payments made towards the Company’s well costs. The Company issued a total of 56,000 shares and 112,000 options to the consultant in consideration for services.

As discussed in Note 3, during August 2010, the Company received a total of $150,000 through the issuance of 60 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $.0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #3-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from 0.53% to 0.8%, with volatility ranging from 201% to 259%. Of the $150,000 received, $38,945 was credited against the allocated payments made towards the Company’s well costs. The remaining $111,055 was credited to equity. The Company issued a total of 300,000 shares and 600,000 options related to the private placement.

During August 2010, the Company paid a consultant 5.6 participating units in consideration for services rendered in connection with the offerings.  The units issued were valued at $14,000.  Of the $14,000 fee, a total of $3,635 was credited against the payments made towards the Company’s well costs.  The Company issued a total of 28,000 shares and 56,000 options to the consultant in consideration for services.

As discussed in Note 3, during December 2010, the Company received a total of $100,000 through the issuance of 40 participating units. Each unit is sold for $2,500 and consisted of 5,000 restricted shares of the Company’s common stock, a warrant to purchase 10,000 shares of the Company’s common stock at $.0.25 per share, expiring 18 months from date of issuance, a pro rata interest in 60% of the total revenue interest that the Company owns in the WC #1-18 well, and an option to convert the unit holder’s pro rata share in the well revenue into 5,000 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from 0.26% to 0.69%, with volatility ranging from 211% to 268%. Of the $100,000 received, $30,675 was credited against the allocated payments made towards the Company’s well costs. The remaining $69,325 was credited to equity. The Company issued a total of 200,000 shares and 400,000 options related to the private placement.

During December 2010, the Company paid a consultant 3.6 participating units in consideration for services rendered in connection with the offerings.  The units issued were valued at $9,000.  Of the $9,000 fee, a total of $2,761 was credited against the payments made towards the Company’s well costs.  The Company issued a total of 18,000 shares and 36,000 options to the consultant in consideration for services.

As part of the private placement agreements, each investor acquired a royalty in the wells they invested in, consisting of a pro rata interest in the total revenue interest the Company owns in each well.  Royalty expense for the years ended December 31, 2011 and 2010 was $264,203 and $235,645, respectively.  At December 31, 2011 and 2010, the Company had royalties payable of $36,303 and $46,865.

Warrants

During the year ended December 31, 2011, the Company issued warrants to purchase 700,000 common shares at $0.25 per share. The warrants expire 18 months from the date of issuance.

During the year ended December 31, 2010, the Company issued warrants to purchase 2,404,000 common shares at $0.25 per share. The warrants expire 18 months from the date of issuance.

page - 33

The following table sets forth common share purchase warrants outstanding as of December 31, 2011 and December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,320,000	$0.23
Warrants granted	2,404,000	$0.25
Warrants expired	(3,120,000)	$0.22
Balance, December 31, 2010	3,604,000	$0.25

Warrants granted	700,000	$0.25
Warrants expired	(2,512,000)	$0.25
Balance, December 31, 2011	1,792,000	$0.25

NOTE 8 - FAIR VALUE

The Company’s financial instruments consist of principally related party payables, stockholder loans and notes payable. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, Fair Value Measurements and Disclosures - Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 Interim Disclosures about Fair Value of Financial Instruments, previously referred to as FAS 107-1 to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011 Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities

Related party payables	-	$333,674	-	$333,674

Notes payable	-	$424,948	-	$424,948

Stockholder loans	-	$19,845	-	$19,845

	December 31, 2010 Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities

Related party payables	-	$234,674	-	$234,674

Notes payable	-	$373,977	-	$373,977

Stockholder loans	-	$19,845	-	$19,845

page - 34

ROYAL QUANTUMGROUP, INC
SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

All of the Company's continuing operations are directly related to oil and natural gas producing activities located in Oklahoma.

Capitalized Costs Relating to Oil and Gas Producing Activities
	As of
	12/31/2011	12/31/2010
Proved properties
Mineral interests	$604,083	$462,662
Total proved properties	604,083	462,662

Unproved properties
Mineral interests	17,507	7,507
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	17,507	7,507

Less accumulated depletion	(223,447)	(99,363)
Net Capitalized Costs	$398,143	$370,806

Costs Incurred in Oil and Gas Producing Activities
	Twelve Months Ended
	12/31/2011	12/31/2010
Devlopment costs	$141,421	$342,885
Acquisition of proved properties	-	-
Acquisition of unproved properties	10,000	-
Exploration costs	-	-
Total Costs Incurred	$342,885	$342,885

Results of Operations from Oil and Gas Producing Activities
	Twelve Months Ended
	12/31/2011	12/31/2010
Oil and gas revenues	$524,825	$448,564
Production costs	(107,222)	(59,541)
Royalties	(264,203)	(235,645)
Depletion	(124,084)	(93,706)
Result of oil and gas producing operations before income taxes	29,316	59,672
Provision for income taxes	-	-
Results of Oil and Gas Producing Operations	$29,316	$59,672

page - 35

ROYAL QUANTUMGROUP, INC
SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

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

	Oil (Bbls)	Gas (Mcf)**	BOE
12/31/2009	-	-	-

Revisions (2)	-	-	-
Extensions and discoveries	-	-	-
Production	(3,142)	-	(3,142)
Purchases (sales) of minerals-in-place	13,277	-	13,277

12/31/2010	10,135	-	10,135

Revisions (2)	16,271	8,738	25,009
Extensions and discoveries	-	-	-
Production	(5,097)	(7,215)	(12,312)
Purchases (sales) of minerals-in-place	15,230	19,218	34,448

12/31/2011	36,539	20,741	57,280
** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.
(1) The revisions of previous estimates for the fiscal year ended December 31, 2011, resulted from a revised lower estimate of reserve value after continued reservoir production.

page - 36

ROYAL QUANTUMGROUP, INC
SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The Company's proved reserves are as follows:

	Developed			Developed- Non Producing
	Oil (Bbls)	Gas (Mcf)	BOE (Bbls)	Oil (Bbls)	Gas (Mcf)	BOE (Bbls)	Total BOE (Bbls)
12/31/2011	36,539	20,741	57,280	-	-	-	57,280
12/31/2010	38,648	—	38,648	23,507	0	23,507	62,155
12/31/2009	12,884	9,805	14,518	8,440	5,573	9,369	23,887

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

	Twelve Months Ended
	12/31/2011	12/31/2010
Future cash inflows	$3,514,019	$1,812,788
Future production costs (1)	(793,336)	(378,567)
Future development costs	-	-
Future income tax expenses (2)	-	-
Future net cash flows	2,720,683	1,434,221
10% annual discount for estimated timing of cash flows	(1,087,201)	(449,376)
Standardized measure of discounted future net cash flows at the end of the year	$1,633,482	$984,845
(1) Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company's oil and gas operations.
(2) The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

page - 37

ROYAL QUANTUMGROUP, INC
SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

Changes in Discounted Future Net Cash Flows

	Twelve Months Ended
	12/31/2011	12/31/2010
Balance - Beginning of year	$984,845	$594,888

Sales of oil and gas, net of production cost	(260,622)	(295,316)

Revisions of previous quantity estimates	1,062,883	458,000

Changes in estimated future development costs	-	-

Purchases of minerals in place	589,050	-

Sales of minerals in place	-	-

Net changes in prices and production costs	203,106	(68,043)

Development costs incurred during the period	141,421	-

Accretion of discount	(1,087,201)

Net change in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$1,633,482	$984,845

END NOTES TO FINANCIAL STATEMENTS

page - 38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s accountants since the Company’s formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2011, the date of this report, the Company’s chief executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2011. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

1. Company management does not yet have written documentation of the Company’s internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement Section 404 of the Sarbanes-Oxley Act and may be applicable to the Company in future years.

2. Company management does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s extremely small size and the fact that the Company has only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3. The Company currently does not employ any full-time accounting personnel, which means the Company lacks the requisite expertise in the key functional areas of finance and accounting. In addition, this means that the Company does not have available personnel to properly implement control procedures.

4. The Company does not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

page - 39

5. Company management has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there the Company lacks segregation of duties.

6. There is a strong reliance on the external auditors and contract accountants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, Company management performed additional analysis and other post-closing procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, Company management believe that the financial statements included in this Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

In addition, although the Company’s controls are not effective, these significant weaknesses did not result in any material misstatements in the Company’s financial statements. The Company’s management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

Changes in Internal Control over Financial Reporting

Other than the weaknesses identified above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the Company’s current directors and executive officers.

 The Company’s Board of Directors appoints the Company’s executive officers.  Directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  There are no family relationships among the Company’s directors, executive officers, or director nominees.

Name/Address	Age	Position
Ron Ruskowsky Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3	44	Principal Executive Officer, Principal Accounting Officer, President, CEO and Director
Roger Janssen Suite #145, 251 MidPark Blvd S.E. Calgary, AB Canada T2X 1S3	48	Vice- President, Secretary, Director

page - 40

Ron Ruskowsky, President, CEO and Principal Accounting Officer, Director. Mr. Ruskowsky has a diverse and strong background in corporate structure, management and finance. He has been involved in all aspects of management from marketing to finance and acquisitions in both public and private corporations for over 22 years. Mr. Ruskowsky has been a director of the Company since October 1, 2002.

Roger Janssen, Vice-President, Secretary, Director . Mr. Janssen has over twenty one years of experience in the manufacturing industry. For the past seventeen years he has owned and operated his own business, which produces aeronautical and marine components, in the greater Seattle area, with clients, including: Boeing, Microsoft, Starbucks Corporation, Precor and Eldec. Mr. Janssen has guided several manufacturing companies during their start-up phase and has traveled internationally as a manufacturing consultant. Mr. Janssen has been a director of the company since October 1, 2002.

DIRECTORS

Each director serves until the Company’s next annual meeting of the stockholders or unless they resign earlier.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each of the Company’s directors serves until his or her successor is elected and qualified.  Each of the Company’s officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  At the present time, members of the Board of Directors are not compensated in cash for their services to the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2011 were filed timely; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely.

NOMINATING COMMITTEE

The Company's entire Board participates in consideration of director nominees. The Board will consider candidates with previous experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit the Company's needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to the Company's Corporate Secretary, Roger Janssen, at Suite #145, 251 MidPark Blvd S.E. Calgary, Alberta T2X 1S3 Canada. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (1) understanding generally accepted accounting principles and financial statements, (2) assessing the general application of GAAP principles in connection with the Company’s accounting for estimates, accruals and reserves, (3) analyzing and evaluating the Company’s financial statements, (4) understanding the Company’s internal controls and procedures for financial reporting; and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.” Company management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company’s start-up operations, Company management believes the services of a financial expert are not warranted.

page - 41

ADUIT COMMITTEE

The Company lacks an Audit Committee, the Company’s Board of Directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

SECURITY HOLDERS RECOMMENDATIONS TO BOARD OF DIRECTORS

 The Company’s Company does not currently have a process for security holders to send communications to the Board of Directors.  However, Company management welcomes comments and questions from the Company’s shareholders.  Shareholders can direct communications to Chief Executive Officer Ron Ruskowsky at the executive offices.

While Company management appreciates all comments from shareholders, Company management may not be able to individually respond to all communications. The Company does attempt to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information at the same time.  Mr. Ruskowsky collects and evaluates all shareholder communications.  If the communication is directed to the Board of Directors generally or to a specific director, Mr. Ruskowsky will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting.  If the communication requires a more urgent response, Mr. Ruskowsky will direct that communication to the appropriate executive officer.  All communications addressed to the Company’s directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

CERTAIN LEGAL PROCEEDINGS

 The Company’s directors, executive officers and control persons have not been involved in any of the following events during the past five years:
1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than the Company’s officers and directors, the Company currently has no other significant employees.

CODE OF ETHICS

The Company has not adopted a corporate code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that the Company’s sole officer and director serves in all the above capacities.

 The Company’s decision to not adopt such a code of ethics results from the Company’s having only two officers working closely together managing the Company. The Company believes that as a result of the limited interaction, which occurs having such a small management team, eliminates the current need for such a code. Further, since the officers also serve as directors there is no one to report violations of such a code to.

page - 42

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Company’s principal executive officer and the Company’s only other executive officer during the years ending December 31, 2011 and 2010.

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ron Ruskowsky(1)	President, CEO, and Director	2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2010	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

Roger Jansen	Vice President, and Secretary	2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2010	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

Notes to Summary Compensation Table:

(1) Mr. Ruskowsky provided services to the Company through Santeo Financial, a company in which Mr. Ruskowsky owns a controlling interest. In 2011, Mr. Ruskowsky earned $180,000, of which $81,000 was paid. In 2010 Mr. Ruskowsky earned $180,000 and of which $123,000 was paid in 2010.
Except as set forth above, none of the Company's officers and/or directors currently receives any compensation for their respective services rendered to the Company.

Long-Term Incentive Plans. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers, except that the Company’s directors and executive officers may receive stock options at the discretion of the Company’s Board of Directors. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to directors or executive officers, except that stock options may be granted at the discretion of the Company’s Board of Directors.

STOCK OPTION GRANTS

The Company has not granted any stock options to the executive officers since the Company’s inception. Upon the further development of the Company’s business, the Company will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

No employment agreements are currently in place.

There are no currently arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company’s directors and executive officers may receive stock options at the discretion of the Company’s Board of Directors in the future. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers, except that stock options may be granted at the discretion of the Company’s Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
 The Company’s directors, executive officers and control persons have not been involved in any of the following events during the past five years:
1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

page - 43

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

The following table lists, as of December 31, 2011, the number of shares of common stock of the Company’s Company that are beneficially owned by (1) each person or entity known to the Company’s Company to be the beneficial owner of more than 5% of the outstanding common stock; (2) each officer and director of the Company’s Company; and (3) all officers and directors as a group. Information relating to beneficial ownership of common stock by the Company’s principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this current report, there are 52,991,272 shares of common stock issued and outstanding.

As of December 31, 2011, total warrants outstanding were 1,792,000

Title of Class	Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership

Common Stock	Ron Ruskowsky(1) 251 MidPark Blvd., S.E. Calgary, Suite #145 Alberta T2X 1S3 Canada	18,797,240 Shares President, CEO and Principal Accounting Officer, Director	35.6%
Common Stock	Roger Janssen 251 MidPark Blvd., S.E. Calgary, Suite #145 Alberta T2X 1S3 Canada	2,520,000 Shares Secretary and Vice-President Director	4.8%
Common Stock	All executive officers and directors as a group	21,317,240	40.4%(2)
	Beneficial Shareholders greater than 5%

(1)	14,970,000 shares are owned by Santeo, an entity affiliated with Mr. Ruskowsky. Mr. Ruskowsky has sole voting and dispositive power over these shares.
(2)	Figures vary due to rounding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of the Company’s common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the option holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company’s common stock indicated as beneficially owned by them.

Changes in Control. The Company’s management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan. The Company currently has no Equity Compensation plans in place. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company’s directors and executive officers may receive stock options at the discretion of the Company’s Board of Directors in the future. The Company does not have any material bonus or profit sharing plans pursuant to which cash or noncash compensation is or may be paid to the Company’s directors or executive officers, except that stock options may be granted at the discretion of the Company’s Board of Directors. No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

page - 44

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  The Company incurred rent expense of $16,094 and $5,509 for the years ended December 31, 2011 and 2010, respectively.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of December 31, 2011 and 2010, the Company owed Santeo Financial $328,693 and $229,693, respectively.  Consulting fees expensed during the year ended December 31, 2011 and 2010 amounted to $180,000 and $180,345, respectively.  Mr. Ruskowsky owns a controlling interest in Santeo Financial.

As of December 31, 2011, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of December 31, 2011 and 2010, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of December 31, 2011 and 2010, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

Director Independence

Members of the Company’s Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the
Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees
The aggregate fees billed in each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and quarterly review of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $29,175 and $32,020 respectively.

(2)	Audit-Related Fees
For the fiscal year ended December 31, 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

(3)	Tax Fees
For the fiscal years ended December 31, 2011 and December 31, 2010, the Company’s accountants rendered services for tax compliance, tax advice, and tax planning work for which the Company paid $140 and $140, respectively.
(4)	All Other Fees
(5)	Audit Committee

(6)	Work Performance by others

page - 45

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation, filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.3	Amended Articles of Incorporation filed as Exhibit 3.3 on Form 8-K filed March 4, 2010
31.01	Certification of the principal executive officer pursuant to rule 13a-14 filed herewith.
31.02	Certification of principal financial officer pursuant to rule 13a-14 filed herewith.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith page - 46

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, INC.

Dated:  April 16, 2012                                                                           /s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive officer
      Principal Accounting officer
      President, CEO and a director.

/s/ Roger Janssen
By: Roger Janssen
Its: Vice President
      Secretary
      Director

page - 47

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

 I, Ron Ruskowsky, certify that:

               1.           I have reviewed this annual report on Form 10-K of Royal Quantum Group, Inc.;

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under the Company’s supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date: April 16, 2012	//s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive Officer

page - 48

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Ron Ruskowsky, certify that:

               1.           I have reviewed this annual report on Form 10-K of Royal Quantum Group, Inc.;

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under the Company’s supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date: April 16, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its:  Principal Financial Officer

page - 49

Exhibit 32.01
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Royal Quantum Group, Inc. a Nevada corporation (the “Company”) on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Chief Executive Officer

Dated: April 16, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

page - 50

Exhibit 32.02
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Royal Quantum Group, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Chief Financial Officer

Dated: April 16, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

page - 51