Form 10-Q
period 2012-03-31
ROYAL QUANTUM GROUP INC
filed 2012-05-15
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Facsimile: (619) 688-1716

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
☐ Yes   ☒ No

As of March 31, 2012, there were 52,784,272 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet as of March 31, 2011 and Audited Condensed Consolidated Balance Sheet as of December 31, 2011	F-1 to F-2
Unaudited Condensed Statement of Operations for the three Months Ended March 31, 2012 and 2011	F-3
Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2012 and 2011	F-4
Notes to Condensed Financial Statements	F-5

Page - 3

ROYAL QUANTUM GROUP
CONDENSED BALANCE SHEETS
FOR THE THREE MONTHS ENDING DECEMBER 31, 2011 AND MARCH 31, 2012

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,094	$42,890
Accounts receivable	64,696	61,486
Prepaid Services	3,000	-

Total current assets	100,790	104,376

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,851)

Total property and equipment, net	-	-

Other assets:
Proved oil and gas properties, full cost method	556,170	604,083
Less: accumulated depletion	(194,789)	(223,447)
Unproved oil and gas properties	17,507	17,507
Deferred offering costs	-	98,357

Total other assets	378,888	496,500

Total assets	$479,678	$600,876

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP
CONDENSED BALANCE SHEETS
FOR THE THREE MONTHS ENDING MARCH 31, 2011 AND MARCH 31, 2012
 (Continued)

	March 31,	December 31,
	2012	2011
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$127,525	$128,339
Royalties due stockholders	37,214	36,303
Related party payables	370,674	333,674
Notes payable	430,452	424,948
Stockholder loans	19,845	19,845

Total current liabilities	985,710	943,109

Long-term liabilities:
Asset retirement obligation	11,725	11,725

Total long-term liabilities	11,725	11,725

Total liabilities	997,435	954,834

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2012
and December 31, 2011	-	-
Common stock, par value $.001
Issued 52,991,272 shares at March 31, 2012
and 52,991,272 shares at December 31, 2011	52,991	52,991
Additional paid-in capital	5,433,446	5,433,446
Accumulated deficit	(5,982,823)	(5,812,024)
Other comprehensive gain/(loss)	(21,371)	(28,371)
Total stockholders' deficit	(517,757)	(353,958)

Total liabilities and stockholders' deficit	$479,678	$600,876

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2011 AND MARCH 31, 2012

	For the three months
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Oil revenue	$110,647	$86,860
Operating expenses
Production costs	36,342	40,523
Royalty expense	56,108	37,015
Related party consulting fees	45,000	45,000
Related party rent expense	3,986	3,150
Professional fees	122,603	13,441
General & administrative	4,932	5,391

Total operating expenses	(268,971)	(144,520)

Loss from operations	(158,324)	(57,660)

Other income (expenses)
Interest expense	(12,475)	(11,265)
Total other income (expense)	(12,475)	(11,265)

Net loss	$(170,799)	$(68,925)

Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	52,991,272	50,182,338

The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2011 AND MARCH 31, 2012

	For the three months ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,799)	$(68,925)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	-	93
Depletion	19,207	14,367
(Increase) decrease in accounts receivable	(3,210)	(1,081)
(Increase) decrease in prepaid services	(3,000)	-
Decrease in deferred offered offering costs	98,357	-
Increase (decrease) in accrued interest on notes payable	12,475	11,265
Increase (decrease) in accounts payable	(811)	(52,280)
Increase (decrease) in royalties due stockholders	911	(22,359)
Increase (decrease) in related party accounts payable	37,000	17,813
Net cash (used in) operating activities	(9,870)	(101,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	47	(14,825)
Net cash (used in) investing activities	47	(14,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of units consisting of common stock and oil and gas
royalties	-	-
Net cash provided by financing activities	-	-

Effect of exchange rates on cash	27	1,104

Net increase (decrease) in cash and cash equivalents	(9,796)	(114,828)
Cash and cash equivalents - beginning of period	42,890	205,102
Cash and cash equivalents - end of period	$33,094	$90,274
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Value of stock based offering costs charged to expense	$98,357	$-
	$-	$-
The accompanying notes to condensed financial statements are an integral part of these statements.

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Royal Quantum Group, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc.

Interim Financial Statements

Royal Quantum Group, Inc.’s interim financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Royal Quantum Group, Inc.’s Form 10-K for the year ended December 31, 2011 filed with Commission on April 16, 2012.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $170,799 for the three months ended March 31, 2012 and an accumulated deficit at March 31, 2012 of $5,982,823.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Seven of the wells are currently producing as of March 31, 2012.  Total gross revenue generated from these seven wells during the three months ended March 31, 2012 amounted to $110,647.  Although the Company has been successful in raising the necessary funds to acquire these working interests, and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of March 31, 2012, no allowance was required.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended March 31, 2012 and 2011 amounted $0 and $93, respectively.

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

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 1,136,000 shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 1,552,000 shares of the Company’s common stock.

Page - 9

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Accounting Standards Codification (“ASC”) Topic 410-20 requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2012, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2012. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).” The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income (Topic 220).”  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures.  Management does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s financial position, results of operations or cash flows.

Page - 10

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

As of March 31, 2012, the Company’s accrued asset retirement obligation totaled $11,725 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense is included in production expense as reflected in the accompanying condensed statements of operations. Depletion expense for the three months ended March 31, 2012 and 2011 amounted to $19,207 and $14,367, respectively. During the three months ended March 31, 2012, the Company determined that its interest in the Bond #3 well was commercially unproductive and was abandoned. The well’s cost basis of $47,866 was charged against accumulated depletion pursuant to ASC Topic 932-360-40 “Extractive Activities.”

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  The Company incurred rent expense of $3,986 and $3,150 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of March 31, 2012, the Company owed Santeo Financial $365,693.  Consulting fees expensed during the three months ended March 31, 2012 and 2011 amounted to $45,000 and $45,000, respectively.  Mr. Ruskowsky owns a controlling interest in Santeo Financial.

As of March 31, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of March 31, 2012, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of March 31, 2012, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%.  As of March 31, 2012, the balance due including accrued interest amounted to $430,452.  Interest accrued and charged to operations for the three months ended March 31, 2012 and 2011 amounted to $12,475 and $11,265, respectively.

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

Page - 11

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	March 31,
	2012	2011
Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Net operating losses	1,360,950	1,091,095
	1,360,950	1,091,095
Less valuation allowance	(1,360,950)	(1,091,095)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2012 was $(627).

At March 31, 2012, The Company has a net operating loss carryover of approximately $4,002,795 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the periods ended March 31, 2012 and 2011.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended December 31, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. We are not currently involved in any income tax examinations.

NOTE 7 - COMMON STOCK AND WARRANTS

The following table sets forth common share purchase warrants outstanding as of March 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2011	1,792,000	$0.25
Warrants granted	-	$-
Warrants expired	(656,000)	$0.25
Balance, March 31, 2012	1,136,000	$0.25

Page - 12

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012:

March 31, 2012
Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Related party payables	-	$370,674	-	$370,674
Notes payable	-	$430,452	-	$430,452
Stockholder loans	-	$19,845	-	$19,845

END NOTES TO FINANCIALS

Page - 13

ITEM 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management's Discussion and Analysis should be read in conjunction with Royal Quantum Group, Inc.’s financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management have identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells.

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

Page - 14

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

Liquidity and Capital Resources.

For the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash used in the Company’s operating activities totaled $9,870. Net cash provided by investing activities during the three month period ended March 31, 2012 totaled $47 and consisted of a refund based upon the final accounting on the development of the Chuck#1 property. During the three month period ended March 31, 2012, the Company had a currency exchange net loss of $27 on funds held in Canadian currency. For the three month period ended March 31, 2012, the Company’s cash balance decreased during the year by $9,796.

At March 31, 2012, the Company had cash of $33,094, accounts receivable of $64,696 and prepaid services of $3,000 that comprised the Company’s total current assets totaling $100,790. The Company’s property and equipment at March 31, 2012 had a net book value of $0, consisting of furniture and fixtures with a cost basis of $1,851 net of accumulated depreciation of $1,851. The Company also had accumulated net capitalized costs of oil & gas properties totaling $378,888 at March 31, 2012, while the Company’s total assets at March 31, 2012 were $ 479,678. The decrease in the cost bases of the Company’s oil and gas property was due to depletion of $19,207.  During the three months ended March 31, 2012, the Company determined that the Bond #3 well was commercially unproductive and the well was abandoned. The well’s remaining unamortized cost basis of $47,866 was charged against accumulated amortization.

At March 31, 2012, the Company had total current liabilities totaling $985,710 consisting of $127,525 in accounts payable, $37,214 due certain shareholders on their interest in the Company’s oil and gas net revenue, $370,674 due to related parties, $430,452 in notes payable, and $19,845 in shareholder loans. Additionally, the Company’s long term debt at March 31, 2012 included $11,725 on the Company’s accrued asset recovery obligations relating to its oil and gas properties. Therefore, at March 31, 2012, the Company had total liabilities of $997,435. The Company had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At March 31, 2012, the Company had a stockholders’ deficit totaling $479,678.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 versus March 31, 2011

Page - 15

Revenues and Gross Profit (Loss)

The Company’s revenue for the three months ended March 31, 2012 was $110,647 with associated production and royalty costs of $92,450 as compared to March 31, 2011 revenue totaling $86,860 and with production and royalty costs for the year of $77,538. The Company’s gross profit from oil and gas operations for the three months ended March 31, 2012 and 2011 before other operating expenses amounted to $18,197 and $9,322, respectively. The Company’s incurred other administrative expenses for the three months ended March 31, 2012 included related party consulting fees of $45,000, related party rent of $3,986, professional fees of $122,603, which included the charge off of costs associated with an abandoned offering totaling $98,357. The $98,357 was the value assigned to 2,400,000 shares of common stock issued relating to the offering.  Other general and administrative expenses for the three months ended March 31, 2012 amounted to $4,932.

During the three months ended March 31, 2011, the Company’s incurred administrative expenses including related party consulting fees of $45,000, related party rent of $3,150, professional fees of $13,441 and other general and administrative expenses of $5,391. Related party consulting expense for each year consists of fees accrued to a company wholly owned by the Company’s President for services he renders to the Company. The Company’s loss from operations for the three months ended on March 31, 2012 was $158,324 compared to the Company’s loss from operations for the three months ended on March 31, 2011 of $57,660.

Other expenses consist of accrued interest on notes payable amounting to $12,475 for the three months ended on March 31, 2012 and $11,265 for the three months ended on March 31, 2011. The Company’s net loss for the three months ended on March 31, 2012 was $170,799 compared to $68,925 net loss for the three months ended on March 31, 2011.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s focus is to acquire oil and gas, mineral and resources properties for exploration and development with the intent to bring the projects to feasibility at which time the Company will either contract out the operations or form joint venture with qualified interested parties to complete the projects. The Company intends to continue to raise additional capital for participation in additional oil and gas projects.

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

ITEM 3.                      QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Page - 16

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

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

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.	Subsequent Issuances:
Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Removed and Reserved

ITEM 5.                      OTHER INFORMATION

None.

Page - 17

Item 6. Exhibits

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Quantum Group, Inc.
a Nevada corporation

May 15, 2012	By:	/S/ Ron Ruskowsky
Ron Ruskowsky
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

May 15, 2012	By:	/s/ Roger Janssen
Roger Janssen
	Its:	Vice-President, Secretary and a director

Page - 19

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

Date: May 15, 2012	/s/ Ron Ruskowsky
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

Date: May 15, 2012	/s/ Ron Ruskowsky
By: Ron Ruskowsky
Its: Principal Executive Officer
      Principal Accountant Officer
      President, CEO and a Director

Page - 21

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Royal Quantum Group, Inc. Resources, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Dated: May 15, 2012

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Royal Quantum Group, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Dated: May 15, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 23