Form 10-Q
period 2012-06-30
ROYAL QUANTUM GROUP INC
filed 2012-08-15
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-27739

ROYAL QUANTUM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0315909
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7044 Portal Way, Unit K-110 Ferndale, WA 98248	(403) 288-4321
(Address of principal executive offices)	(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐ (Not required)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of June 30, 2012, there were 52,991,272 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page - 2

ROYAL QUANTUM GROUP
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35,225	$42,890
Accounts receivable	47,171	61,486
Prepaid Services	1,500	—

Total current assets	83,896	104,376

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,851)

Total property and equipment, net	—	—

Other assets:
Proved oil and gas properties, full cost method	563,677	604,083
Less: accumulated depletion	(207,863)	(223,447)
Unproved oil and gas properties	—	17,507
Deferred offering costs	—	98,357

Total other assets	355,814	496,500

Total assets	$439,710	$600,876

The accompanying notes to condensed financial statements are an integral part of these statements.

Page - 3

ROYAL QUANTUM GROUP
CONDENSED BALANCE SHEETS continued

	June 30,	December 31,
	2012	2011
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$137,508	$128,339
Royalties due stockholders	27,431	36,303
Related party payables	400,674	333,674
Notes payable	431,341	424,948
Stockholder loans	19,845	19,845

Total current liabilities	1,016,799	943,109

Long-term liabilities:
Asset retirement obligation	11,725	11,725

Total long-term liabilities	11,725	11,725

Total liabilities	1,028,524	954,834

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2012
and December 31, 2011	—	—
Common stock, par value $.001
Issued 52,991,272 shares at June 30, 2012
and 52,991,272 shares at December 31, 2011	52,991	52,991
Additional paid-in capital	5,433,446	5,433,446
Accumulated deficit	(6,065,162)	(5,812,024)
Other comprehensive gain/(loss)	(10,089)	(28,371)
Total stockholders' deficit	(588,814)	(353,958)

Total liabilities and stockholders' deficit	$439,710	$600,876

The accompanying notes to condensed financial statements are an integral part of these statements.

Page - 4

ROYAL QUANTUM GROUP
CONDENSED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	June 30,		June 30,
	2012	2011	2012	2011
Oil revenue	$99,537	$221,426	$210,184	$308,286
Operating expenses
Production costs	48,615	74,473	84,957	114,996
Royalty expense	39,499	116,692	95,607	153,707
Related party consulting fees	45,000	45,000	90,000	90,000
Related party rent expense	3,968	4,786	7,954	7,936
Professional fees	28,059	11,753	150,662	25,194
General & administrative	3,984	23,266	8,916	28,657

Total operating expenses	(169,125)	(275,970)	(438,096)	(420,490)

Loss from operations	(69,588)	(54,544)	(227,912)	(112,204)

Other income (expenses)
Interest expense	(12,751)	(11,822)	(25,226)	(23,087)
Total other income (expense)	(12,751)	(11,822)	(25,226)	(23,087)

Net loss	$(82,339)	$(66,366)	$(253,138)	$135,291)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	52,991,272	50,332,668	52,991,272	50,258,338

The accompanying notes to condensed financial statements are an integral part of these statements.

Page - 5

ROYAL QUANTUM GROUP
CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(253,138)	$(135,291)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	—	186
Depletion	35,528	46,795
(Increase) decrease in accounts receivable	14,315	(47,126)
(Increase) decrease in prepaid services	(1,500)	(60)
Decrease in deferred offered costs	98,357	—
Increase (decrease) in accrued interest on notes payable	25,226	24,566
Increase (decrease) in accounts payable	9,166	(36,300)
Increase (decrease) in royalties due stockholders	(8,872)	4,691
Increase (decrease) in related party accounts payable	67,000	25,000
Net cash (used in) operating activities	(13,918)	(117,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	6,801	(134,883)
Net cash provided by (used in) investing activities	6,801	(134,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of units consisting of common stock and oil and gas
royalties	—	95,000
Net cash provided by financing activities	—	95,000

Effect of exchange rates on cash	(548)	(445)

Net increase (decrease) in cash and cash equivalents	(7,665)	(157,867)
Cash and cash equivalents - beginning of period	42,890	205,102
Cash and cash equivalents - end of period	$35,225	$47,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Value of stock based offering costs charged to expense	$98,357	$—
	$—	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

Page - 6

ROYAL QUANTUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Royal Quantum Group, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 22, 1996 under the name PSM Corp. The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc.

Interim Financial Statements

Royal Quantum Group, Inc.’s interim financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results. These interim period results do not indicate expected full-year results or results for future periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Royal Quantum Group, Inc.’s Form 10-K for the year ended December 31, 2011 filed with Commission on April 16, 2012.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $253,138 for the six months ended June 30, 2012 and an accumulated deficit at June 30, 2012 of $6,065,162. The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Seven of the wells are currently producing as of June 30, 2012. Total gross revenue generated from these seven wells during the six months ended June 30, 2012 amounted to $210,184. Although the Company has been successful in raising the necessary funds to acquire these working interests and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations. Until such funding is obtained and/or positive results from planned property development materialize, doubt about the Company’s ability to continue as a going concern may remain.

Page - 7

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. Management has determined that as of June 30, 2012, no allowance was required.

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

Page - 8

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended June 30, 2012 and 2011 amounted $0 and $93, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 amounted $0 and $186, respectively.

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

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 700,000 shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 1,801,500 shares of the Company’s common stock.

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

Page - 9

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2012, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2012. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC No. 740 “Income Taxes.” The method of accounting for income taxes under ASC No. 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU No. 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending September 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

Page - 10

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

As of June 30, 2012, the Company’s accrued asset retirement obligation totaled $11,725 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense is included in production expense as reflected in the accompanying condensed statements of operations. Depletion expense for the three months ended June 30, 2012 and 2011 amounted to $16,321 and $32,428, respectively. Depletion expense for the six months ended June 30, 2012 and 2011 amounted to $35,528 and $46,795, respectively. During the three months ended June 30, 2012, the Company charged against accumulated depletion the $10,000 deposit it had on the on Flat Creek lease as the option to drill on the property expired. Further, during the three months ended March 31, 2012, the Company determined that its interest in the Bond #3 well was commercially unproductive and the well was abandoned. The well’s cost basis of $47,866 was also charged against accumulated depletion pursuant to ASC Topic 932-360-40 “Extractive Activities.”

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the President and CEO of the Company. This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes. The Company incurred rent expense of $3,968 and $4,786 for the three months ended June 30, 2012 and 2011, respectively. The Company incurred rent expense of $7,954 and $7,936 for the six months ended June 30, 2012 and 2011, respectively.

The Company’s President provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 a month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of June 30, 2012, the Company owed Santeo Financial $395,693. Consulting fees expensed during the three months ended June 30, 2012 and 2011 amounted to $45,000 and $45,000, respectively. Consulting fees expensed during the six months ended June 30, 2012 and 2011 amounted to $90,000 and $90,000, respectively. Mr. Ruskowsky owns a controlling interest in Santeo Financial.

As of June 30, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of June 30, 2012, the Company owed Phil Van Angren, a former officer and former director of the Company, $3,636 for consulting services previously performed.

As of June 30, 2012, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

Page - 11

NOTE 5 – NOTES PAYABLE

The Company has a note payable to Integrated Business Concepts, Inc. that is due upon demand and is assessed interest at an annual rate of 12%. As of June 30, 2012, the balance due including accrued interest amounted to $431,341. Interest accrued and charged to operations for the three months ended June 30, 2012 and 2011 amounted to $12,751 and $11,822, respectively. Interest accrued and charged to operations for the six months ended June 30, 2012 and 2011 amounted to $25,226 and $23,087, respectively. Effective July 23, 2012, the Company and Integrated Business Concepts agreed to fully settle the amount due for $2,500, which was paid in July 2012.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2012	2011
Current expense - Benefit
Federal	—	—
State	—	—
Total current expense (benefit)	—	—
Deferred Benefit
Federal	—	—
State	—	—
Total deferred benefit	—	—
U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%
The significant components of deferred tax assets and liabilities are as follows:
Deferred tax assets
Net operating losses	$1,391,787	$1,067,460
	$1,391,787	$1,067,460
Less valuation allowance	$(1,391,787)	$(1,067,460)
Deferred tax asset - net valuation allowance	—	—

The net change in the valuation allowance for 2012 was $(55,467).

At June 30, 2012, The Company has a net operating loss carryover of approximately $4,093,491 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the periods ended June 30, 2012 and 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended December 31, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

Page - 12

NOTE 7 - COMMON STOCK AND WARRANTS

The following table sets forth common share purchase warrants outstanding as of June 30, 2012:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2011	1,792,000	$0.25
Warrants granted	—	$—
Warrants expired	(1,092,000)	$0.25
Balance, June 30, 2012	700,000	$0.25

NOTE 8 - FAIR VALUE

The Company’s financial instruments consist of principally related party payables, stockholder loans and notes payable. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments,” previously referred to as FAS 107-1 to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2012:

Page - 13

June 30, 2012

Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related party payable	-	$400,674	-	$400,674
Notes payable	-	$431,341	-	$431,341
Stockholder loans	-	$19,845	-	$19,845

NOTE 9 – SUBSEQUENT EVENTS

As discussed in Note 5, the Company settled the total amount it owed Integrated Business Concepts of $439,636 for $2,500. The settlement had in effective date of July 23, 2012.

[END NOTES TO FINANCIALS]

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

Page - 14

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

Page - 15

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

Liquidity and Capital Resources.

For the Six Month Period Ended June 30, 2012 versus June 30, 2011

During the six months ended June 30, 2012, net cash used in the Company’s operating activities totaled $(13,918) compared to $(117,539) during the six months ended June 30, 2011. During the six months ended June 30, 2012, net cash provided by investing activities totaled $6,801 compared to $(134,883) used during the six months ended June 30, 2011. The $6,801 consisted of a refund based upon the final accounting on the development of the Chuck#1 property. During the six months ended June 30, 2012, the Company had no investment activities as compared to six months ended June 30, 2011, when the Company received $95,000 from the sale of participating units in the Bond #4 program. During the six months ended June 30, 2012, net cash decreased $(7,665) as compared to $(157,867) during the six months ended June 30, 2011.

At June 30, 2012, the Company had cash of $35,225 accounts receivable of $47,171, and prepaid expenses of $1,500 that comprised the Company’s total current assets totaling $83,896. The Company’s property and equipment at June 30, 2012 had a net book value of $0, consisting of furniture and fixtures with a cost basis of $1,851 net of accumulated depreciation of $1,851. The Company also had accumulated net capitalized costs of oil & gas properties totaling $355,814 at June 30, 2012, while the Company’s total assets at June 30, 2012 were $ 439,710.

At June 30, 2012, the Company had total current liabilities totaling $1,016,799 consisting of $137,508 in accounts payable, $27,431 due certain shareholders on their interest in the Company’s oil and gas net revenue, $400,674 due to related parties, $431,341 in notes payable, and $19,845 in shareholder loans. Additionally, the Company’s long term debt at June 30, 2012 included $11,725 on the Company’s accrued asset recovery obligations relating to its oil and gas properties. Therefore, at June 30, 2012, the Company had total liabilities of $1,028,524. The Company had no other long term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At June 30, 2012, the Company had a stockholders’ deficit totaling $588,814 compared to $353,958 at the period ending December 31, 2011.

Page - 16

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2012 versus June 30, 2011

The Company’s revenue for the six months ended June 30, 2012 was $210,184 with associated production and royalty costs of $180,564 as compared to June 30, 2011 revenue totaling $308,286 and with production and royalty costs for the year of $268,703. The Company incurred administrative expenses for the six months ended June 30, 2012 totaling $257,532 that included related party consulting fees of $90,000, related party rent of $7,954, professional fees of $150,662, and other general and administrative expenses of $8,916.

Administrative expense for the six months ended June 30, 2011 totaled $151,787 and included related party consulting fees of $90,000, related party rent of $7,936, professional fees of $25,194, and other general and administrative expenses of $28,657.

For the three Months Ended June 30, 2012 versus June 30, 2011

The Company’s revenue for the three months ended June 30, 2012 was $99,537 with associated production and royalty costs of $88,114 as compared to June 30, 2011 revenue totaling $221,426 and with production and royalty costs for the year of $191,165. The Company incurred administrative expenses for the three months ended June 30, 2012 totaling $81,011, that included related party consulting fees of $45,000, related party rent of $3,968, professional fees of $28,059, and other general and administrative expenses of $3,984. Administrative expenses for the three months ended June 30, 2011 totaled $84,805 and included related party consulting fees of $45,000, related party rent of $4,786, professional fees of $11,753, and other general and administrative expenses of $23,266.

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

Page - 17

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

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

Changes In Internal Control and Financial Reporting

QUARTERLY EVENTS

As previously reported in Current Report on Form 8-K as filed with the commission on August 6,2012, Ron Ruskowsky resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on July 31, 2012. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of July 31, 2012, Roger Janssen was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a Chairman of the Board of Directors.

Page - 18

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

Page - 19

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

Royal Quantum Group, Inc.

A Nevada corporation

August 14, 2012	By:	/S/ Roger Janssen
Roger Janssen
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

Page - 20

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Roger Janssen, certify that:

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

Date: August 14, 2012 /s/ Roger Janssen

By: Roger Janssen

Its: Principal Executive Officer

Principal Accountant Officer

President, CEO and a Director

Page - 21

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Roger Janssen, certify that:

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

Date: August 14, 2012 /s/ Roger Janssen

By: Roger Janssen

Its: Principal Executive Officer

Principal Accountant Officer

President, CEO and a Director

Page - 22

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Royal Quantum Group, Inc. Resources, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roger Janssen, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2012 /s/ Roger Janssen

By: Roger Janssen

Its: Principal Executive Officer

Principal Accountant Officer

President, CEO and a Director

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Royal Quantum Group, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ron Ruskowsky, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2012 /s/ Roger Janssen

By: Roger Janssen

Its: Principal Executive Officer

Principal Accountant Officer

President, CEO and a Director

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 24