Form 10-Q/A
period 2012-06-30
ROYAL QUANTUM GROUP INC
filed 2012-08-16
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Royal Quantum Group, Inc.

A Nevada corporation

August 16, 2012	By:	/S/ Roger Janssen
Roger Janssen
	Its:	Principal executive officer
Principal accounting officer
President, CEO and a director

Page - 20