Form 10-Q
period 2012-09-30
MINERALRITE Corp
filed 2012-11-19
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No.  000-27739

MINERALRITE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0315909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7044 Portal Way, Unit K-110
Ferndale, WA  98248
(Address of principal executive offices, zip code)

(403) 288-4321
 (Registrant’s telephone number, including area code)

Royal Quantum Group, Inc.
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
Yes ☒     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2012, there were 41,059,845 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,365	$42,890
Accounts receivable	39,792	61,486
Prepaid expense	1,407	-

Total current assets	50,564	104,376

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,851)

Total property and equipment, net	-	-

Other assets:
Proved oil and gas properties, full cost method	560,797	604,083
Less: accumulated depletion	(220,982)	(223,447)
Unproved oil and gas properties	-	17,507
Deferred offering costs	12,210	98,357

Total other assets	352,025	496,500

Total assets	$402,589	$600,876

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$184,090	$128,339
Royalties due stockholders	18,727	36,303
Related party payables	418,174	333,674
Notes payable	-	424,948
Stockholder loans	19,845	19,845

Total current liabilities	640,836	943,109

Long-term liabilities:
Asset retirement obligation	11,725	11,725

Total long-term liabilities	11,725	11,725

Total liabilities	652,561	954,834

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at September 30, 2012
and December 31, 2011	-	-
Common stock, par value $.001
Issued 1,059,845 shares at September 30, 2012
and 1,059,845 shares at December 31, 2011	1,060	1,060
Additional paid-in capital	5,485,379	5,485,377
Accumulated deficit	(5,720,548)	(5,812,024)
Other comprehensive gain/(loss)	(15,863)	(28,371)
Total stockholders' deficit	(249,972)	(353,958)

Total liabilities and stockholders' deficit	$402,589	$600,876

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
CONDENSED STATEMENTS OF OPERATIONS - Unaudited

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2012	2011	2012	2011

Oil revenue	$71,802	$90,556	$281,986	$398,842

Operating expenses
Production costs	48,670	43,054	133,627	158,050
Royalty expense	21,825	43,826	117,432	197,533
Related party consulting fees	45,000	45,000	135,000	135,000
Related party rent expense	3,956	4,105	11,909	12,041
Professional fees	36,154	35,890	186,816	70,084
General & administrative	6,175	4,018	15,092	23,675

Total operating expenses	(161,780)	(175,893)	(599,876)	(596,383)

Loss from operations	(89,978)	(85,337)	(317,890)	(197,541)

Other income (expenses)
Gain on extinguishment of debt	437,883	-	437,883	-
Interest expense	(3,291)	(11,928)	(28,517)	(35,015)
Total other income (expense)	434,592	(11,928)	409,366	(35,015)

Net Income (loss)	344,614	(97,265)	91,476	(232,556)

Other comprehensive income
Foreign currency translation adjustment	(5,774)	24,136	12,508	16,486

Total comprehensive income (loss)	$338,840	$(73,129)	$103,984	$(216,070)

Net income (loss) per common share:

Income (loss) per share - Basic and diluted	$0.33	$(0.10)	$0.09	$(0.23)

Weighted average shares outstanding	1,059,845	1,008,937	1,059,845	1,006,432

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS - Unaudited

	For the Nine Months ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$91,476	$(232,556)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation expense	-	186
Depletion expense	48,647	62,265
Gain on settlement of indebtedness	(437,883)	-
Offering costs charged to operations	98,357	-
(Increase) decrease in accounts receivable	21,694	6,804
(Increase) decrease in prepaid expenses	(1,322)	(3,030)
Increase (decrease) in accrued interest on notes payable	28,517	44,135
Increase (decrease) in accounts payable	55,753	(36,218)
Increase (decrease) in royalties due stockholders	(17,576)	(2,950)
Increase (decrease) in related party accounts payable	84,500	62,000
Net cash (used in) operating activities	(27,837)	(99,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	9,681	(193,897)
Net cash provided by (used in) investing activities	9,681	(193,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of units consisting of common stock and oil and gas
royalties	-	160,000
Deferred offering costs	(12,210)	-
Payment in connection with settlement of indebtedness	(2,461)	-
Net cash provided by (used in) financing activities	(14,671)	160,000

Effect of exchange rates on cash	(698)	(8,528)

Net (decrease) in cash and cash equivalents	(33,525)	(141,789)
Cash and cash equivalents - beginning of period	42,890	205,102
Cash and cash equivalents - end of period	$9,365	$63,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of stock based offering costs charged to expense	$98,357	$-
Value of issuance of participating units for services
rendered in connection with private offerings	$-	$15,000

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

MineralRite Corporation (“the Company”) was incorporated in Nevada on October 22, 1996 under its original name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc. On October 18, 2012, the Company again changed its name from Royal Quantum Group, Inc. to MineralRite Corporation. On August 31, 2012, the Company declared a 50-for-1 reverse stock split of its common stock. All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

Interim Financial Statements

MineralRite Corporation’s interim financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2011 filed with Securities and Exchange Commission on April 16, 2012.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a loss from operations of $317,890 for the nine months ended September 30, 2012 and an accumulated deficit at September 30, 2012 of $5,720,548.  The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Six of the wells are currently producing as of September 30, 2012 and one well has been abandoned.  Total gross revenue generated from these six wells during the nine months ended September 30, 2012 amounted to $281,986.  Although the Company has been successful in raising the necessary funds to acquire these working interests and has been able to generate net revenue from these wells, there is no assurance that these

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about the Company’s ability to continue as a going concern may remain.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of September 30, 2012, no allowance was required.

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

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the five-year estimated useful life of the assets computed on the straight-line method.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended September 30, 2012 and 2011 amounted $0 and $0, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 amounted $0 and $186, respectively.

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

Concentrations of Credit Risk

The Company’s revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s six wells is sold to one customer.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 14,000 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 24,030 (post-split)  shares of the Company’s common stock.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2012, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2012. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to be material to the Company’s condensed financial statements upon adoption.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends current comprehensive income guidance. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, an entity is required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is now effective for our Company The guidance impacts our disclosures, but it does not impact the Company’s results of operations, financial condition, or cash flows.

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

As of September 30, 2012, the Company’s accrued asset retirement obligation totaled $11,725 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense is included in production expense as reflected in the accompanying condensed statements of operations. Depletion expense for the three months ended September 30, 2012 and 2011 amounted to $13,119 and $15,469, respectively. Depletion expense for the nine months ended September 30, 2012 and 2011 amounted to $48,647 and $62,265, respectively.  During the three months ended June 30, 2012, the Company charged against accumulated depletion the $10,000 deposit it had on the on Flat Creek lease as the option to drill on the property expired. Further, during the three months ended March 31, 2012, the Company determined that its interest in the Bond #3 well was commercially unproductive and the well was abandoned. The well’s cost basis of $47,866 was also charged against accumulated depletion pursuant to ASC Topic 932-360-40 “Extractive Activities.”

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the former President and CEO of the Company.  This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  The Company incurred rent expense of $3,956 and $4,105 for the three months ended September 30, 2012 and 2011, respectively. The Company incurred rent expense of $11,909 and $12,041 for the nine months ended September 30, 2012 and 2011, respectively.

Mr. Ruskowsky provides services through a consulting agreement that the Company has with Santeo Financial for $15,000 per month. The $15,000 monthly fee is accrued by the Company and is reduced by amounts actually paid. As of September 30, 2012, the Company owed Santeo Financial $413,193.  Consulting fees expensed during the three months ended September 30, 2012 and 2011 amounted to $45,000 and $45,000, respectively.  Consulting fees expensed during the nine months ended September 30, 2012 and 2011 amounted to $135,000 and $135,000, respectively. Mr. Ruskowsky owns a controlling interest in Santeo Financial.  In October 2012, Santeo Financial assigned $200,000 of the debt the Company owed it to Mr. Guy Peckham, the Company’s current Chief Executive Officer.

As of September 30, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

As of September 30, 2012, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of September 30, 2012, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 - NOTES PAYABLE

On July 23, 2012, the Company settled the total balance owed Integrated Business Concepts, Inc. of $434,632 for $2,461. The Company realized a gain on extinguishment of debt including cumulative foreign currency adjustments totaling $437,883, which was credited to income. Interest accrued and charged to operations for the three months ended September 30, 2012 and 2011 amounted to $3,291 and $11,928, respectively. Interest accrued and charged to operations for the nine months ended September 30, 2012 and 2011 amounted to $28,517 and $35,015, respectively.

NOTE 6 - INCOME TAXES

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

	September 30,
	2012	2011

Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Net operating losses	1,221,735	1,279,249
	1,221,735	1,279,249
Less valuation allowance	(1,221,735)	(1,279,249)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2012 was $57,514.

At September 30, 2012, The Company has a net operating loss carryover of approximately $3,593,339 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the periods ended September 30, 2012 and 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

NOTE 7 - COMMON STOCK AND WARRANTS

The following table sets forth common share purchase warrants (post-split) outstanding as of September 30, 2012:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2011	35,840	$12.50
Warrants granted	-	$-
Warrants expired	(21,840)	$12.50
Balance, September 30, 2012	14,000	$12.50

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 8 - FAIR VALUE

The Company’s financial instruments consist of principally related party payables and stockholder loans. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2012:

September 30, 2012
Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Related party payables	-	$418,174	-	$418,174
Stockholder loans	-	$19,845	-	$19,845

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 - SUBSEQUENT EVENT

Effective October 30, 2012, the Company issued a total of 40,000,000 shares of its common stock to new management and other consultants for future services.The shares were valued at $520,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management's Discussion and Analysis should be read in conjunction with MineralRite Corporation’s financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1)

the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proven oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proven reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) Topic 12D. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proven reserves and satisfy asset retirement obligations, are amortized over the total estimated producing life of the well.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended September 30, 2012 versus September 30, 2011

During the nine months ended September 30, 2012, net cash used in the Company’s operating activities totaled $(27,837) compared to $(99,364) during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, net cash provided by investing activities totaled $9,681 compared to $(193,897) used during the nine months ended September 30, 2011. The $9,681 consisted of $6,801 in refunds on previouslycapitalized well expenditures and $2,880 from the sale of deep bore rights. The $193,897 consisted of costs incurred in the Company’s oil and gas venturesDuring the nine months ended September 30, 2012, net cash decreased $(33,525) as compared to $(141,789) during the nine months ended September 30, 2011.

At September 30, 2012, the Company had cash of $9,365,accounts receivable of $39,792, and prepaid expenses of $1,407 that comprised the Company’s total current assets totaling $50,564. The Company’s property and equipment at September 30, 2012 had a net book value of $0, consisting of furniture and fixtures with a cost basis of $1,851 net of accumulated depreciation of $1,851. The Company also had accumulated net capitalized costs of oil & gas properties totaling $339,815 at September 30, 2012, while the Company’s total assets at September 30, 2012 were $402,589.

At September 30, 2012, the Company had total current liabilities totaling $640,836 consisting of $184,090 in accounts payable, $18,727 due certain shareholders on their interest in the Company’s oil and gas net revenue, $418,174 due to related parties, and $19,845 in shareholder loans. Additionally, the Company’s long-term debt at September 30, 2012 included $11,725 on the Company’s accrued asset recovery obligations relating to its oil and gas properties.

Therefore, at September 30, 2012, the Company had total liabilities of $652,561. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At September 30, 2012, the Company had a stockholders’ deficit totaling $249,972compared to $353,958 at the period ending December 31, 2011.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2012 versus September 30, 2011

The Company’s revenue for the nine months ended September 30, 2012 was $281,986 with associated production and royalty costs of $251,059 as compared to September 30, 2011 revenue totaling $398,842 and with production and royalty costs for the year of $355,583. The Company incurred administrative expenses for the nine months ended September 30, 2012 totaling $348,817 that included related party consulting fees of $135,000, related party rent of $11,909, professional fees of $186,816, and other general and administrative expenses of $15,092.  Administrative expense for the nine months ended September 30, 2011 totaled $240,800 and included related party consulting fees of $135,000, related party rent of $12,041, professional fees of $70,084, and other general and administrative expenses of $23,675.

For the three Months Ended September 30, 2012 versus September 30, 2011

The Company’s revenue for the three months ended September 30, 2012 was $71,802 with associated production and royalty costs of $70,495 as compared to September 30, 2011 revenue totaling $90,556 and with production and royalty costs for the year of $86,880. The Company incurred administrative expenses for the three months ended September 30, 2012 totaling $91,285, that included related party consulting fees of $45,000, related party rent of $3,956, professional fees of $36,154, and other general and administrative expenses of $6,175. Administrative expenses for the three months ended September 30, 2011 totaled $89,013 and included related party consulting fees of $45,000, related party rent of $4,105, professional fees of $35,890, and other general and administrative expenses of $4,018.

The Company’s Plan of Operation for the Next Twelve Months.

The Company plans to shift its focus away from oil and gas, mineral and resources properties for exploration and development and toward the extraction of metals from ore extracted from mines.  To that end, the Company has installed new management with expertise in that industry, and changed the name of the Company from Royal Quantum Group, Inc. to MineralRite Corporation.  On August 31, 2012 the Board of Directors enacted and approved a reverse stock split on a 1:50 basis, which reverse split has had the effect of reducing the number of issued and outstanding shares of the Company’s common stock from 52,991,272 to approximately 1,059,845.

On August 17, 2012 the Board of Directors appointed Guy Peckham as President and Chief Executive Officer for the purpose of leading the Company in the commencement of new businessventures, and to raise additional capital to pursue such new opportunities. Mr. Peckham is or will be engaged in the following activities:

(a) Mr. Peckham has negotiated a modification of the Consulting Agreement between the Company and Santeo Financial Corporation (“Santeo”), which will result in a material reduction of the amount owed to Santeo;

(b) Mr. Peckham will plan and execute against a new business model for the Company, which will entail the extraction of precious metals from previously extracted ore; providing his own expertise and track record of success in that industry, and has or will recruit and hire a management team with a similar track record of successful execution against that business model.

In addition, Mr. Peckham has engaged the individuals and entities listed in Item 5.01 of the Company’s form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 6, 2012 (which is incorporated herein by reference) to assist him (a) by identifying and accessing the Company’s sources of raw materials and supplies,(b) by identifying and acquiring its proposed processing facilities, (c) by providing the analytical and processing know-how needed to produce the planned products, (d) by identifying and accessing theCompany’s new markets and customers, domestic and international, (e) by providing start-up working capital and costs, (f) in the design and implementation of the Company’s recapitalization, and (g) inmanaging the Company and executing the new business plan and model.The Board of Directors has determined that the individuals and entities listed in Item 5.01 thereof have or will provide (1) consulting, scientific, engineering, production and professional servicesto the Company, via contracts to be executed, (2) planning, market research, capital formation and structuring services to the Company via contracts to be executed, as well as the funding of certainstartup costs, and (3) sales and marketing services to the Company, via contracts to be executed, both domestically and internationally.

Following the issuance of those 40,000,000 shares to Mr. Peckham and the other persons and entities, the Board of Directors is expected to approve the issuance of other shares of the Company’s common stock to certainaccredited investors in connection with a private placement offering exempt from registration with the United States Securities and Exchange Commission (“SEC”).

The Company intends to retain its oil and gas, mineral and resources properties pending the private placement of that stock and the funding of the metal extraction operations, and may decide to divest those assets in the coming months.

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support operations involves risks and uncertainties and actual results could differ as a result of a number of factors. The Company will need to raise additional capital to expand operations to the point at which the Company is able to operate profitably. Other than anticipated explorations costs associated with the resources and mineral interests that the Company acquires and the anticipated increases in the legal and accounting costs associated with being a public company, and the costs associated with funding the metal extraction operations, the Company is not aware of any other known trends, events or uncertainties, which may affect the Company’s future liquidity.

In the event that the Company experiences a shortfall in capital, the Company intends to pursue opportunities to raise funds through public or private financing as well as through borrowings and via other resources, such as the Company’s officers, directors and principal shareholders. The Company cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then the Company’s ability to expand operations may be significantly hindered. If adequate funds are not available, the Company believes that the Company’s officers, directors and principal shareholders will contribute funds to pay for the Company’s expenses to achieve the Company’s objectives over the next twelve months. The Company’s belief that the Company’s officers, directors and principal shareholders will pay the Company’s expenses is based on the fact that the Company’s officers, directors and principal shareholders collectively own approximately 97.42% of the Company’s outstanding common stock and will likely continue to pay the Company’s expenses as long as they maintain their ownership of the Company’s common stock, so long as they do not incur financial hardship.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012.

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

Changes In Internal Control and Financial Reporting

QUARTERLY EVENTS

As previously reported in Current Report on Form 8-K as filed with the commission on August 6,2012, Ron Ruskowsky resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on July 31, 2012 and Roger Janssen was appointed to replace him. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of August 17, 2012, Guy Peckham was appointed as the Company’s President and Chief Executive Officer.  Mr. Janssen remains as Chairman of the Board of Directors, Secretary and Treasurer.

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

2.  Subsequent Issuances:

Subsequent to the quarter, we issuedunregistered securities, as follows. On and after October 30, 2012, the Company has or will enter into Purchase Agreements with the followingpersons and entities, pursuant to which they are to be issued a total of 40,000,000 common shares. The consideration for the sale of these shares was services performed for the Company, or to be performed.If the purchase agreements with respect to these shares are consummated, voting control of the Company will be transferred to the above-referenced individuals and entities, who will then own sharescomprising 97.42% of the total votes of all shareholders. Before this Unregistered Sale of Equity Securities, and following the recent reverse split of the common stock, the Company had approximately1,059,845 shares issued and outstanding. The Board of Directors approved the issuance, and the Board’s resolution was approved by a majority of the then-outstanding 1,059,845 shares.

James Bame is the beneficial owner of two of the purchasers, Management Team Escrow #1-James Bame Attorney and Management Team Escrow #1-James Bame Attorney (“Purchasers”). If thepurchase agreement with respect to the Purchasers is consummated, Mr. Bame will be the beneficial owner of approximately 9,500,000 shares, or 23.14% of the issued and outstanding stock of theCompany.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit
Number	Description
Exhibits filed herewith:

3.11	Amended Bylaws (as amended through August 31, 2012)
31.1	Certification of Chief Executive Officer and President Pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer, President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MINERALRITE CORPORATION

Dated: November 15, 2012	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer