Form 10-Q/A
period 2012-09-30
MINERALRITE Corp
filed 2012-11-27
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on November 19, 2012. No other changes revisions or updates were made to the original filing.

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

MINERALRITE CORPORATION

Dated: November 26 , 2012	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer