Form 10-K
period 2012-12-31
MINERALRITE Corp
filed 2013-04-16
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

 Commission File No. 000-27739

MineralRite Corporation
(Exact name of registrant as specified in its charter)

Nevada	90-0315909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 South Geneva Road
Lindon, Utah 84042
(Address of principal executive offices, zip code)

(801) 796-8944
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Copy of all Communications to:
Davisson & Associates, PA
4124 Quebec Avenue North, Suite 306
Minneapolis, MN 55427
Phone: 763.355.5678
Fax: 763.355.5679

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $264,956 based on the closing sale price of such common equity on such date. The registrant’s common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “RITE.”

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2013 was 53,559,900 shares.

MINERALRITE CORPORATION

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	exploration risks such as drilling unsuccessful wells;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.       BUSINESS

The Company’s Background.   MineralRite Corporation (the “Company” or “MineralRite,”) was incorporated in Nevada in October, 1996, under the name PSM Corp. The Company’s name was then changed to Royal Quantum Group, Inc. on November 23, 2005.  On August 31, 2012 the board of directors approved the change of the Company’s name to MineralRite Corporation, reflecting the new direction in which the Company’s management intends to lead it. On December 3, 2012, the Company’s trading symbol was changed from “RYQG” to “RITE.” The Company’s principal executive offices are located at 55 South Geneva Road, Lindon UT 84042, telephone: (801) 796-8944. Our website address is www.mineralrite.com.

The Company’s Existing and Planned Business Expansion.  MineralRite has focused on the acquisition, exploration and development of oil and gas properties located within favorable geopolitical climates.

On March 1, 2013, the Company entered into an agreement to acquire 100% of the outstanding stock of Goldfield International, Inc., a Utah corporation (“Goldfield”) in exchange for 2,000,000 shares of the Company’s Common Stock and cash of $100,000 payable in three installments. The acquisition of Goldfield is the first step in the Company’s plan to enter into mineral processing and certification operations, using new management’s expertise and methods in mineral enhancement technologies to provide value-added services to the mining industry.  The Company will employ methods long known to and used by the industry, with certain differences in application and timing, which differences the Company believes are proprietary in nature.  The primary focus of the mineral extraction process in the natural resource sector is gold.  New management plans to utilize a proprietary technology for the extraction of precious metals from ore bodies, reclaimed mine tailings and high-value concentrate material. This process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides from raw ore.  The process involves taking carbon from customers, recycling and reactivating it while extracting gold and precious metals.  The carbon would be returned to the Company’s customers for reuse in precious metal recovery. The process does so without the use of traditional mineral leaching agents like arsenic and cyanide, highly toxic substances that can find their way into water supplies and pollute rivers and aquifers. Many gold mining and recovery groups rely on these hundred year old processes to separate gold from ores and waste rock with little regard for long term environmental damage. It is our intention to focus on environmentally conscious methods of recovery and refinement that leverage new technologies that may reduce the potential for environmental damage. This next step in the Company’s business plan will require, among other things, additional capital, additional facilities and additional personnel, none of which are immediately available to the Company. If the Company is not able to secure these things it will not be able to execute on the next step of its business plan.

The Company’s Competition in its Business. The oil and natural gas industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low market prices for oil and natural gas. The Company’s larger or more-integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, local and tribal laws and regulations more easily than the Company can, which would adversely affect the Company’s competitive position. The Company’s ability to acquire additional properties and to discover reserves in the future will be dependent upon the Company’s ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because the Company has fewer financial and human resources than many companies in the industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

The Company encounters strong competition from a small number of manufacturers in the sales of its mining machinery products in both domestic and foreign markets. Its principal competitors for alluvial mining equipment are: Oro Industries, GSI Mining Systems, Placer Mining Equipment Worldwide, Gold Claimer Brand and many Chinese manufacturers such as BinQ. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

Customers

The Company’s oil and gas revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s six wells is sold to one customer. Although the Company believes if that customer were to cease purchasing the wells’ production, it would be able to secure another customer or customers.  However there can be no assurances that such customer(s) would provide favorable terms or that the cost of sales would not increase thereby negatively affecting the Company and its results of operations.

The Company's mining equipment customers include most of the large surface mining operators around the world. Customers include companies engaged in the surface mining of gold, other minerals and precious gem stones. Goldfield equipment has been shipped to 32 countries on 6 continents. The Company is not dependent upon any one customer.

With respect to the Company’s plans to provide mining extraction services, the Company currently has no customers for the precious metals extraction process.  However, management has located companies with significant stockpiles of minerals which are in need of carbon reactivation processing.  Management believes there will be a significant backlog for similar services that will last at least 5 (five) years into the future; however there can be no assurances that such customers or stock piles will be available to the Company if and when it is in a position to execute on this portion of its business plan.

Government Regulation in General.

Existing and Probable Governmental Regulation.  Company management monitors and complies with current government regulations that affect the Company’s activities, although the Company’s operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance that the Company will be able to obtain all of the necessary licenses and permits that may be required to carry out exploration and development programs or its planned mineral extraction services. It is not expected that any of these controls or regulations will affect the Company’s operations in a manner materially different than they would affect other natural gas, oil and mining companies operating in the areas in which the Company operates.

United States Government Regulation.  The United States federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling or mining commences, prohibit drilling or mining activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling or mining operations, and as to oil and natural gas, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells and mining activities. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas and certain chemicals used in mining operation in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which the Company has an interest as well as any mining activities will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Any exploration, production or mining on federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration, production or mining activity on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Environmental Regulation.  Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon the Company regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect the Company’s operations and financial position, as well as the oil and natural gas industry in general.

Environmental problems have not interfered in any material respect with the Company's alluvial equipment manufacturing operations. The Company believes that its compliance with statutory requirements respecting environmental quality will not materially affect its capital expenditures, earnings or competitive position. Current federal and state legislation regulating surface mining and reclamation may affect some of the Company's customers, principally with respect to the cost of complying with, and delays resulting from, reclamation and environmental requirements. The Company's products are used for reclamation as well as for mining, which has a positive effect on the demand for such products and replacement parts therefor.

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

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), generally imposes joint and  several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Governmental agencies or third parties may seek to hold the Company responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

The Company's Research and Development.. The Company is not currently conducting any research and development activities other than property explorations and assessments. Company management does not anticipate conducting such activities in the near future. If the Company generates significant revenues, it may expand the Company’s product line by entering into additional relationship with third parties.

The Company's Intellectual Property. The Company does not presently own any patents, trademarks, licenses, concessions or royalties. The Company owns the Internet domain name www.mineralrite.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and the Company could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of the Company’s domain names.

Employees and Consultants. As of December 31, 2012, the Company has no full-time employees and no part-time employees. Company management believes that they may need to hire three additional employees in the next twelve months. From time-to-time, Company management anticipates that they may use the services of independent contractors and consultants to support the Company’s expansion and business development.

To ensure continuity with its acquisition of Goldfield, the Company has entered into a 30 month consulting agreement with its former owner, Lloyd McEwan (the “Consulting Agreement”). Under the terms of that Consulting Agreement, Mr. McEwan will receive a consulting fee of $5,000 per month beginning May 1, 2013. In addition Mr. McEwan is entitled to receive 5% of any net profits the Company realizes from the sale of products or materials of its facility located at 55 South Geneva Road in Lindon Utah. Net profits are defined by the parties as “[profit] after deducting all costs associated with the transaction, including employee costs directly associated with the project. MineralRite management salaries and administrative costs shall not exceed 15% of the gross profits.”  This percentage of profits payment continues indefinitely; however it only applies to products and materials sold from that location. Thus if the Company sells products or materials from another location, this payment would not be due or owing.  Likewise if the Company provided services from the Geneva Road location, the payment would not be due and owing.

Entry into New Line of Business; Alluvial Mining Equipment

As part of its larger strategy to become mineral extraction service provider, on March 1, 2013, MineralRite Corporation acquired 100% of the issued and outstanding stock of Goldfield International, Inc., a Utah corporation (“Goldfield”) in exchange for 2,000,000 shares of the Company’s restricted common stock and $100,000 payable as follows: $33,000 April 1, 2013, $33,000 May 1, 2013, and $34,000 June 1, 2013 (the “Goldfield Acquisition”). Goldfield is one of the largest manufacturers of professional alluvial gold, diamond and other gem stone recovery equipment in the United States and has been in business since 1976. Glodfield also designs and manufactures equipment for environmental clean-up projects, including barges, clarifiers, lead recovery systems, dryers, conveyors and hoppers and other mechanical equipment.  Goldfield equipment has been shipped to 32 countries on 6 continents.

ITEM 1A.     RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of the Company’s common stock. The risks described below are those that Company management currently believes may materially affect the Company.

Risks Related to the Company’s Business

The Company derives revenues from companies in the oil and natural gas exploration and production industry as well as the mining industry, both of which are historically cyclical industries with levels of activity that are significantly affected by the levels and volatility of oil, natural gas, precious metals and gem stone prices.

Worldwide political, economic and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for the Company’s services. Many factors beyond the Company’s control affect oil and natural gas prices, including but not limited to:

●   the cost of exploring for, producing and delivering oil and natural gas;
●   the discovery rate of new oil and natural gas reserves;
●   the rate of decline of existing and new oil and natural gas reserves;
●   available pipeline and other oil and natural gas transportation capacity;
●   the ability of oil and natural gas companies to raise capital;
●   actions by the Organization of Petroleum Exporting Countries;
●   political instability in the Middle East and other major oil and natural gas producing regions;
●   economic conditions in the United States and elsewhere;
●   governmental regulations, both domestic and foreign;
●   domestic and foreign tax policy;
●   weather conditions in the United States and elsewhere;
●   the pace adopted by foreign governments for the exploration, development and production of their national reserves;
●   the price of foreign imports of oil and natural gas; and
●   the overall supply and demand for oil and natural gas.

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact the Company in many ways by negatively affecting its sales and results of operations.

Likewise volatility in precious metals and gem stone prices are likely to continue. Depending on the market prices of gold, silver, platinum, palladium and gem stones, mining companies may cancel or curtail their mining projects, thereby reducing demand for the Company’s alluvial mining equipment and services. Many factors beyond the Company’s control affect precious metal and gem prices and the resultant demand for our equipment and services, including but not limited to:

●   exploration and production costs;
●   the discovery rate of new precious metal and gem stone deposits;
●   the rate of depletion of existing and new precious metal and gem stone deposits;
●   the ability of mining companies to raise capital;
●   political instability in precious metal and gem stone producing regions;
●   economic conditions in the United States and elsewhere;
●   governmental regulations, both domestic and foreign;
●   domestic and foreign tax policy;
●   weather conditions in the United States and elsewhere; and
●   the overall supply and demand for commodities.

Any prolonged reduction in the overall level of mining activities, whether resulting from changes in precious metal or gem prices, could adversely impact the Company in many ways by negatively affecting its sales and results of operations.

The Company has a limited operating history upon which an evaluation of the Company’s prospects can be made.

The Company adopted its current business plan in 2012. The Company’s lack of operating history in its current and changing line of business makes an evaluation of the Company’s business and prospects very difficult. The Company's prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. Company management cannot be certain that the Company’s business will be successful or that the Company will generate significant revenues and become profitable.

The Company is essentially beginning a new venture, with a limited operating history.

The Company’s planned venture into precious metal extraction is a start-up enterprise with very limited operating and no meaningful financial history on which prospective investors might attempt to predict future performance.  To date, the Company’s activities have consisted solely of acquiring an alluvial mining equipment manufacturer and applying certain proprietary features to a process long known and utilized in the industry, selecting manufacturing facility sites for the commercial production of such processes, commencing certain initial test marketing efforts and seeking financing for its proposed activities.  Except for limited test marketing and sales of its manufactured mining equipment, the Company has not sold this service to any customers.  The likelihood of success of the proposed new business of the Company must be viewed in light of the foregoing factors, as well as the delays, expenses, problems and difficulties frequently encountered by new enterprises in the development or start-up stage, many of which factors are beyond the Company’s control.  The Company is subject to all of the risks inherent in the creation and development of a new business and the marketing of new and innovative products.

The Company has only limited marketing experience with the precious metal extraction service.

To date, the Company’s marketing efforts have consisted principally of discussions with mining companies to determine their possible interest in the planned precious metal extraction service.  In order to market the precious metal extraction service on a commercial basis, the Company must develop a sales and marketing effort.  As the Company proceeds with this portion of its business plan, it intends to hire or contract with qualified, experienced salespeople as needed.  There can be no assurance that any of these marketing efforts will be successful or that the proceeds from this Offering will be sufficient to conduct the planned marketing program and to purchase the necessary quantities of inventory.

The Company will be relying on one process for its proposed extraction service.

To date, the Company has generated no revenues from its sale of the precious metal extraction service.  Accordingly, any factor that adversely affects the promotion or sale of precious metal extraction service will have a material adverse effect on that aspect of the Company’s business.

Company management anticipates that the Company will need to raise additional capital to continue the Company’s operations. The Company’s failure to raise additional capital will significantly affect the Company’s ability to fund proposed activities.

To pursue its strategy of becoming a value-added provider of environmentally friendly mining products services, the Company will be required to raise additional funds. Company management does not know if the Company will be able to acquire additional financing and anticipates the need to spend significant funds in acquiring the equipment and facilities needed to complete its business plan. The Company’s failure to obtain additional funds would significantly limit or eliminate the Company’s ability to fund those activities. Specifically, the Company needs additional capital to meet its obligations under the Goldfield acquisition. As of the date of this filing on Form 10-K, the Company has not made the first payment under its agreement with Goldfield’s sole shareholder and is therefore not in compliance with the terms of the acquisition.  Although the Company believes that Goldfield shareholder will be flexible in the timing of receipt of the installments due under its acquisition of Goldfield, no assurances can be made that this will continue.  If the shareholder were to insist on immediate payment, the Company is not currently in a position to make such payment and Goldfield’s shareholder could seek rescission of the acquisition and share exchange. This would have a material adverse affect on the Company and its planned operations.

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

The Company’s success in its historical business is highly dependent on the ability of management to locate and acquire oil and gas properties for exploration and development.

The nature of the Company’s historical operations is highly speculative and there is a consequent risk of loss of your investment. The success of the Company’s plan of operation with respect to its oil and gas business will depend to a great extent on the oil and gas properties that it acquires. Company management cannot assure investors that the Company will be successful in acquiring properties for exploration and development.

The Company’s success in its newly acquired alluvial mining equipment business is highly dependent on the ability of management to locate and acquire suitable customers for its products and services.

The nature of the Company’s newly acquired alluvial mining equipment business is highly speculative and there is a consequent risk of loss of your investment. The success of the Company’s plan of operation with respect to this business will depend to a great extent on customers it is able to secure to purchase its products and services as well as the mining industry as a whole. Company management cannot assure investors that the Company will be successful in continuing this business or that such continuation will be profitable.

We may not be able to keep pace with competition in our industry.

The precious metal extraction industry in the U.S. and international markets is very competitive and fragmented. Our business, of which Goldfield is a part, is subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, style, functionality and availability. We cannot be sure we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. In addition, some of our customers are also performing more manufacturing services themselves. We may face competition from our customers as they seek to become more vertically integrated. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings. We will face different market dynamics and competition as we develop new products to expand our presence in our target markets. In some markets, our future competitors may have greater brand recognition and broader distribution than we currently enjoy. We may not be as successful as our competitors in generating revenues in those markets due to the lack of recognition of our brands, lack of customer acceptance, lack of product quality history and other factors. As a result, any new expansion efforts could be more costly and less profitable than our efforts in our existing markets. If we are not as successful as our competitors are in our target markets, our sales could decline, our margins could be impacted negatively and we could lose market share, any of which could materially harm our business.

Failure to anticipate or timely respond to changes in market acceptance of our process and products could adversely impact our business.

There can be no assurance that the alluvial mining equipment or the precious metal extraction service we intend to provide as part of our business plan can be conducted at a cost, or sold in quantities necessary to achieve profitability.  It is possible that following the initial introduction of the precious metal extraction process, it may not perform properly or that customers may object to certain features of the process’ output and modifications to its design may be required to achieve greater customer acceptance.  These changes would require additional expense and could cause production delays, which would adversely affect the Company’s business.

Fluctuations in the price, availability or quality of raw materials for our products could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase costs, any of which could decrease our sales or earnings.

Under our planed precious metal extraction service we intend to pursue as part of our business strategy, our major raw material purchases will include ore bodies and reclaimed mine tailings. If implemented, we will depend on outside suppliers for these raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. We may not maintain fixed supply contracts with our suppliers. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers. Our inability to meet customers’ demands could result in the loss of future sales. The profitability of our products and service offerings will depend in part upon the margin between the cost to us of certain raw materials and our fabrication costs associated with converting such raw materials into assembled products, as compared to the selling price of our products. We intend to continue to base the selling prices of our products and services in part upon their associated raw material costs. However, we may not be able to pass all increases in raw material cost or increases in the costs associated with taking possession of raw materials through to our customers in the future. The inability to offset price increases of raw materials by sufficient product price increases would have a material adverse effect on our consolidated financial condition, results of operations and cash flows. We do not plan to engage in hedging transactions to protect against raw material fluctuations, but anticipate mitigating the short-term risks of price swings by purchasing raw materials in advance based on forecasted production needs or reaching agreements with some of our suppliers to keep the cost of raw materials stable.

Fluctuations in commodity prices, particularly gold, could impact profitability.

The principal raw materials we anticipate producing by the precious metal extraction service and the alluvial mining equipment we produce is used primarily for gold and iron ore.  The prices for such materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, market forces and macroeconomic conditions, governmental intervention, competition, labor costs, import duties and other trade restrictions and currency exchange rates.  Changing prices for gold, iron ore and other materials may cause the Company’s results of operations to fluctuate significantly.  Furthermore, a large rapid decrease in the price of gold in particular would have a material adverse effect on the Company unless the increased cost could be passed along to customers.

If we are unable to manage our growth, we may not continue to be profitable.

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities in the face of continued growth. We cannot assure you that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations.

We may experience material disruptions to our manufacturing operations.

We will rely upon our manufacturing facilities we acquire or lease to operate our business. While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results. Our manufacturing facilities, or any of our machines within our otherwise operational facilities, could cease operations unexpectedly due to a number of events, including: prolonged power failures; equipment failures; disruptions in the transportation infrastructure including roads, bridges, railroad tracks; and fires, floods, earthquakes, acts of war, or other catastrophes. Any such material disruption may prevent us from shipping our products on a timely basis, reduce our sales and negatively impact our financial results.

We face risks associated with managing operations in the United States.

All of our manufacturing operations currently will be conducted in the United States. There are a number of risks inherent in doing business here, including the following:

●	unfavorable political or economic factors;
●	potentially adverse tax consequences;
●	unexpected legal or regulatory changes;
●	lack of sufficient protection for intellectual property rights; and
●	difficulties in recruiting and retaining personnel, and managing operations.

Our inability to manage these risks successfully could adversely affect our business. Furthermore, we can provide no assurances that any new market expansion will be successful because of the risks associated with conducting such operations, including the risks listed above.

We may not be able to obtain regulatory approvals for our products and processes.

Our products are subject to regulations related to the precious metal extraction industry. Our products are subject to the standards of the U.S. and international markets in which our customers distribute our products to end consumers, including environmental and ecological standards. While we seek to manufacture all products to customer specifications and we believe that our products meet all currently applicable national and international standards, any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our products are distributed may subject us to fines, penalties or business interruptions, and therefore could have material and adverse effects on our business, financial condition and prospects.

Our insurance coverage may be inadequate to protect us from potential losses.

We intend to purchase property insurance for our properties, including raw materials, semi-manufactured goods, manufactured goods, buildings and machinery equipment. Our property insurance may not cover the full value of our property and equipment, however, which would leave us exposed in the event of loss or damage to our properties or claims filed against us. We do not maintain business interruption insurance. The business interruption insurance and the product liability insurance available currently may offer limited coverage. Any business disruption or natural disaster could result in substantial costs and a diversion of resources, which would have a material and adverse effect on our business and results of operations. Our business operations, particularly our anticipated production facilities, involve risks and hazards that could result in damage to, or destruction of, property and machinery, personal injury, business interruption and possible legal liability. In addition, we do not have product liability insurance covering bodily injuries and property damage caused by the products we sell. Therefore, we are exposed to risks associated with product liability claims and may need to bear the litigation cost if the use of our products results in bodily injury or property damage. We do not carry key-man life insurance, and if we lose the services of any senior management and key personnel, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects. Furthermore, we do not have property insurance, and we are exposed to risks associated with losses in values of our equipment, facilities and inventory due to fire, earthquake, flood and a wide range of natural disasters. We do not have personal injury insurance and accidental medical care insurance. Although we require that the third-party transportation companies we engage maintain insurance policies with respect to inland transit risks for our products, the coverage may be inadequate to protect us from potential claims against us and the losses that may result. The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

We may not be able to protect our proprietary rights adequately.

We wish to emphasize that the methods we intend to employ in the precious metal extraction service business are proprietary only insofar as they make certain changes in application to a process long known and utilized in the industry. We have no intellectual property protection for them.  We plan to strengthen and differentiate our processes by developing new and innovative methods and functionality. As a result, our proprietary methods will be important assets to our business, if we are able to pursue this portion of our business plan. Our success will depend in part on our ability to obtain and protect our methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties, both here and abroad. Despite our efforts, any of the following may reduce the value of our methods:

●	our efforts to protect our proprietary rights may not be effective in preventing misappropriation of them;
●	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or
●
another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We may be subject to claims that we have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

The Company has no patent protection for its alluvial mining equipment or proprietary planed precious metal extraction methods.  The Company does not intend to seek patent protection for its alluvial mining equipment and there is no assurance that patents would be issued in respect of that process or that, if issued, the patents will provide the protection sought by the Company.  Furthermore, although the Company is not aware of any infringement claims, there can be no assurance that the manufacture, use, or sale of its equipment or process will not give rise to infringement claims based on patents held by, or that may be issued in the future to competitors of the Company.  Although we do not believe any of our equipment or proposed products or processes infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Our business could be subject to environmental liabilities.

Currently, our businesses are subject to the federal and state Environmental Protection Laws as well as other national and local laws regarding pollutant discharge, air, water and noise pollution. Although we believe we are in compliance in all material respects with the applicable environmental laws and regulations, if it is determined that we are in violation of these regulations, we could be subject to financial penalties as well as the loss of our business licenses. Furthermore, if the national or local government adopts more stringent environmental regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations and may be subject to adverse publicity. We currently do not incur any material costs in connection with our compliance with the applicable environmental laws. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

The costs to meet the Company’s reporting requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in the Company having insufficient funds to operate.

The Company will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. Those fees will be higher if the Company’s business volume and activity increases. It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.  Those obligations will reduce the Company’s ability to fund operations and may prevent the Company from meeting normal business obligations.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Risks Related to Owning the Company’s Common Stock

The Company’s officers, directors and principal shareholders own approximately 71.01% of the Company’s outstanding shares of common stock, allowing these shareholders control matters requiring approval of the Company’s shareholders.

The Company’s officers, directors and principal shareholders beneficially own, in the aggregate, approximately 71.01% of the Company’s outstanding shares of common stock. The Company’s officers, directors and principal shareholders can control matters requiring approval by the Company’s security holders, including the election of directors.

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

In March 2011, the Company acquired an 8% working interest (6.4% NRI) in the Haggard #5-17 well located in Noble County, Oklahoma, USA. The Company capitalized $35,844 in development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors (See Note 3 to the accompanying financial statements).

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

As of December 31, 2012, the Company’s accrued asset retirement obligation totaled $11,994 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense is included in production expense as reflected in the accompanying statements of operations. Depletion expense for the year ended December 31, 2012 and 2011 amounted to $58,748 and $124,084, respectively. During the year ended December 31, 2012, the Company charged against accumulated depletion the $10,000 deposit it had on the on Flat Creek lease as the option to drill on the property expired. In addition, during 2012, the Company determined that its interest in the Bond #3 well was commercially unproductive and the well was abandoned. The well’s cost basis of $47,866 was also charged against accumulated depletion pursuant to ASC Topic 932-360-40 “Extractive Activities.”  In addition, in 2012, the Company sold deep drilling rights on three of its leases for $28,880, which was credited against the costs of its proved oil and gas properties.

Facilities

In March 2013, the Company acquired 100% of the common stock of Goldfield International, Inc., as part of that acquisition the Company was given the right and exercised that right to lease two facilities for an aggregate of $8,000 per month. The first consists of approximately 5,000 square feet of office space and 35,000 square feet of manufacturing space where the Company manufactures its alluvial mining equipment. The agreement also includes an additional 1,000 square foot office space adjacent to the first facility.  This manufacturing and office space is all located at 55 South Geneva Road, Lindon, Utah 84042.

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

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the Over the Counter Bulletin Board (OTC.BB) under the symbol "RITE." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of the Company’s common stock, as derived from quotations provided by Yahoo Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	BID PRICE PER SHARE
	HIGH	LOW
December 31, 2012	$0.520	$0.005
September 28, 2012	$2.500	$0.125
June 29, 2012	$0.275	$0.125
March 28, 2012	$0.650	$0.200

December 30, 2011	$0.013	$0.010
September 30, 2011	$0.021	$0.021
June 30, 2011	$0.065	$0.062
March 31, 2011	$0.015	$0.015

The last reported sale price of our common stock on the OTCBB on April 10, 2013 was $0.16 per share.

Reverse Stock Split

Effective August 31, 2012, we implemented a 1-for-50 reverse stock split of our issued and outstanding common stock. Where applicable, all common share and per common share information described below and in all other sections of this annual report have been retroactively restated to reflect the reverse common stock split.

Holders of Common Stock

The Company had 44,959,900 shares of common stock issued and outstanding as of December 31, 2012, which were held by approximately 138 shareholders, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Warrants to Purchase Common Stock

At December 31, 2012, there were 5,720 outstanding warrants to purchase shares of the Company’s common stock at a split adjusted purchase price of $12.50 per share, all of these warrants expired unexercised on February 14, 2013. The table below shows all warrants granted and expired during the fiscal years ended December 31, 2011 and December 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2010	72,080	$12.50
Warrants granted	14,000	$12.50
Warrants expired	(50,240)	$(12.50)
Balance, December 31, 2011	35,840	$12.50
Warrants granted	-	$-
Warrants expired	(30,120)	$12.50
Balance, December 31, 2012	5,720	$12.50

Equity Compensation

On November 20, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Incentive Plan for the Company. An aggregate of 5,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Incentive Plan. As of December 31, 2012 the Company issued 2,500,000 common shares through the plan.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In January 2010, the Company raised $150,000 for the drilling of the Bond #2-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 100 restricted common shares and 200 share purchase options at $12.50 per share with an expiration date of July 2011. The Company issued a total of 6,000 shares and 12,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the Company in exchange for 100 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The Company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The Company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $14,000 which was converted to an interest in the well. As per the terms of the commission agreement the Company issued 560 shares valued at $14,000 to the third party for consulting expenses related to the Bond financing and 1,120 options expiring in July 2011.

In March 2010, the Company raised $150,000 for the drilling of the Sattler #1-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 100 restricted common shares and 200 share purchase options at $12.50 per share with an expiration date of September 2011. The Company issued a total of 6,000 shares and 12,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the Company in exchange for 100 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The Company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The Company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $14,000 which was converted to an interest in the well. As per the terms of the commission agreement the Company issued 560 shares valued at $14,000 to the third party for consulting expenses related to the Bond financing and 1,120 options expiring in September 2011.

In August 2010, the Company raised $150,000 for the drilling of the Bond #3-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 100 restricted common shares and 200 share purchase options at $12.50 per share with an expiration date of February 2012. The Company issued a total of 6,000 shares and 12,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the Company in exchange for 100 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The Company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The Company paid a 10% commission to a third   party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $14,000 which was converted to an interest in the well. As per the terms of the commission agreement the Company issued 560 shares valued at $14,000 to the third   party for consulting expenses related to the Bond financing and 1,120 options expiring in February 2012.

In December 2010 the Company raised $100,000 for the drilling of the WC #1-18 through the issuance of 60 units priced at $2,500 per unit. Each unit consisted of 100 restricted common shares and 200 share purchase options at $12.50 per share with an expiration date of May 2012. The Company issued a total of 4,000 shares and 8,000 options related to the private placement. The unit holder has the option to surrender their interest in the well back to the Company in exchange for 100 restricted common shares per unit surrendered for a period of 36 months from the date of receipt of the first revenue check paid to the unit holders. The Company acquired a 20% NRI in this well with 60% of the revenue received from this well being distributed proportionately to the investors. The Company paid a 10% commission to a third party on the portion of the funds raised by the third party relating to the Bond well. This commission totaled $9,000 which was converted to an interest in the well. As per the terms of the commission agreement the Company issued 360 shares valued at $9,000 to the third party for consulting expenses related to the Bond financing and 720 options expiring in May 2012.

In April and May 2011 the Company received a total of $95,000 through the issuance of 38 participating units. Each unit is sold for $2,500 and consisted of (a) 100 restricted common shares of the Company’s common stock, (b) a warrant to purchase 200 shares of the Company’s common stock at $12.50 per share, expiring 18 months from date of issuance, (c) a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #4 well, and (d) an option to convert the unit holder’s pro rata share in the well revenue into 100 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using a risk free interest rate ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $95,000 received, $20,936 was credited against the payments made towards the Company’s well costs. The remaining $74,064 was credited to equity.

In April and May 2011, the Company paid a consultant 3.4 participating units in consideration for services rendered in connection with the offerings. Of the $8,500 fee, a total of $1,873 was credited against the payments made towards the Company’s well costs.  The Company issued a total of 340 shares and 680 options to the consultant in consideration for services.

On May 18, 2011 the Company entered into a retainer and fee agreement with Knightsbridge Law Co., Ltd. pursuant to which Knightsbridge provided services to the Company in exchange for a one-time share issuance of 49,177 Rule 144 restricted shares of the common stock of the Company.

In August 2011, the Company received a total of $65,000 through the issuance of 26 participating units. Each unit is sold for $2,500 and consisted of: (a) 100 restricted common shares of the Company’s common stock; (b) a warrant to purchase 200 shares of the Company’s common stock at $12.50 per share, expiring 18 months from date of issuance; (c) a pro rata interest in 60% of total revenue interest that the Company owns in the Chuck #1 well; and (d) an option to convert the unit holder’s pro rata share in the well revenue into 100 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately.  In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Pricing Model using a risk-free interest rate ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $65,000 received, $15,394 was credited against the payments made towards the Company’s well costs. The remaining $49,606 was credited to equity.

In August 2011, the Company paid a consultant 2.6 participating units in consideration for services rendered in connection with the offerings. Of the $6,500 fee, a total of $1,539 was credited against the payments made towards the Company’s well costs.

Effective October 30, 2012, the Company issued an aggregate of forty million (40,000,000) shares of common stock, $.001 par value (the “Common Stock” or “Shares”)  in consideration of services. The shares were issued to five individuals and five entities, whose identities were disclosed in Item 5.01of the Company’s Form 8-K filed with the Commission on November 6, 2012, seven million (7,000,000) shares were held in treasury and subsequently canceled and reissued as disclosed on Form 8-K/A filed with the Commission on February 6, 2013. The shares issued were “restricted securities” under the Securities Act of 1933, as amended and the certificate evidencing the same bears the Company’s customary restrictive legend.

On November 20, 2012, the Company entered into a series of agreements whereby a debt of $59,000 owed to Randall Lanham, Esquire and his firm, Lanham and Lanham, LLC, for his services as general counsel to the Company was extinguished in exchange for the issuance of common shares. The invoices from Lanham and Lanham, LLC date from October 2006 and provide for the conversion of the debt to common shares at its $.001 par value, which shares would to be issued to Mr. Lanham individually. Mr. Lanham assigned $40,000 of the debt obligation to four entities and one individual. The Company agreed to issue an aggregate of 8,000,000 restricted shares of common stock to these assignees contingent upon their forgiveness of the $40,000 in debt they collectively held. These shares were issued in reliance upon the exemption from securities registration afforded by Section 4(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). (The remaining $19,000 debt to Lanham & Lanham, LLC was forgiven by Mr. Lanham in exchange for the issuance to him of free trading shares from the Company’s newly-adopted 2012 Stock Incentive Plan. The 2012 Stock Incentive Plan is more fully described in the Company’s Form S-8, which was filed with the Commission on November 21, 2012. As a result, Mr. Lanham, individually, was issued 2,500,000 free trading shares from the 2012 Stock Incentive Plan.)

Subsequent to the 2012 year end, as previously disclosed on Form 8-K filed with the Commission on March 6, 2013 and Item 1 of this Current Report on Form 10-K which is incorporated by reference into this Item 5, MineralRite Corporation acquired 100% of the issued and outstanding stock of Goldfield International, Inc., a Nevada corporation in exchange for this issuance of 2,000,000 shares of the Company’s restricted common stock.

Exemptions From Registration. The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act, and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

There are no outstanding shares of the Company’s common stock that Company management has agreed to register under the Securities Act for sale by security holders.

Securities Authorized for Issuance under Equity Compensation Plans

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  As of December 31, 2012, the Company issued 2,500,000 common shares through the Plan.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company did not buy back any of its shares of common stock or other securities during the year ended December 31, 2012.

ITEM 6.       SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, Company management is not required to provide the information called for by this Item.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  The reader can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, the reader should consider various factors which may cause the Company’s actual results to differ materially from any forward-looking statements.  Although Company management believes that the exceptions reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements.  Therefore, Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth in our “Risk Factors.”  The Company’s management undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 5,720 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 24,030 (post-split)  shares of the Company’s common stock.  Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 35,840 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 43,230 (post-split)  shares of the Company’s common stock.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2012, the Company does not believe there has been any impairment of its long-lived assets.

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

Liquidity and Capital Resources.

December 31, 2012

During the year ended December 31, 2012, net cash used in the Company’s operating activities totaled $46,483. Net cash realized from investing activities during 2012 totaled $35,680 from the Company’s oil and gas ventures. During 2012 the Company used a total of $21,876 due to its financing activities.  The Company had a currency exchange net loss of $881 on funds held in Canadian currency. For 2012, the Company’s cash balance decreased during the year by $33,560.

At December 31, 2012, the Company had cash of $9,330, accounts receivable of $31,019 and prepaid services of $143,000 that comprised the Company’s total current assets of $183,349. The Company’s property and equipment at December 31, 2012 had a net book value of $0, consisting of furniture and fixtures with a cost basis of $1,851 net of accumulated depreciation of $1,851. The book value in total fixed assets is due solely to depreciation. The Company also had accumulated net capitalized costs of oil & gas properties totaling $303,716, pre-paid services of $262,054, website development totaling $9,879 and $19,415 deferred offering costs at December 31, 2012, while the Company’s total assets at December 31, 2012 were $778,413.

At December 31, 2012, the Company had total current liabilities totaling $620,143 consisting of $203,621 in accounts payable, $11,982 due certain shareholders on their interest in the Company’s oil and gas net revenue, $372,701 due to related parties, $0 in notes payable, and $19,845 in shareholder loans. Additionally, the Company’s long term debt at December 31, 2012 included $11,994 on the Company’s accrued asset recovery obligations relating to oil and gas properties. Therefore, at December 31, 2012, the Company had total liabilities of $620,141.

The Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan.  The operations of its oil and gas business are not expected to provide sufficient working capital to pursue this new line of business; therefore the Company will require additional financing to meet its objectives. Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder in 2013, the Company has entered into a month-to-month lease for $8,000 per month.  Finally, as part of that acquisition the Company entered into a consulting agreement with Goldfield’s former sole shareholder and officer that provides payments of $5,000 per month and a percentage of net sales generated from the Goldfield facilities.  Collectively the forgoing are significant additional expenses which the Company will continue to incur in the future.  The Company had no other long term liabilities, commitments or contingencies. Other than anticipated exploration costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At December 31, 2012, the Company had a stockholders’ equity totaling $158,270.

December 31, 2011

During the year ended December 31, 2011, net cash used in the Company’s operating activities totaled $132,527. Net cash used in investing activities during 2011 totaled $190,419 and consisted of costs incurred in the Company’s oil and gas ventures. During 2011 the Company received a total of $160,000 from private sales of units consisting of shares of the Company’s common stock and royalty interest in the Company’s oil and gas production.  The Company had a currency exchange net gain of $734 on funds held in Canadian currency. For 2011, the Company’s cash balance decreased during the year by $162,212.

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

At December 31, 2011, the Company had a stockholders’ deficit totaling $353,958.

Results of Operations

The following presents an overview of our results of operations for the year ended December 31, 2012, compared to the year ended December 31, 2011.

For the Year Ended December 31, 2012 versus December 31, 2011

Revenues and Gross Profit

The Company’s revenue for 2012 was $357,943 with associated production and royalty costs of $314,996 as compared to 2011 revenue totaling $524,825 with associated production and royalty costs for the year of $495,509. The Company’s gross profit (loss) from oil and gas operations for 2012 and 2011 before other operating expenses amounted to ($42,947) and ($29,316), respectively.

The Company’s incurred other administrative expenses in 2012 included related party consulting fees of $127,328, related party rent of $15,908, professional fees of $253,282 and other general and administrative expenses of $43,802. The Company’s incurred other administrative expenses in 2011 included related party consulting fees of $180,000, related party rent of $16,094, professional fees of $100,891 and other general and administrative expenses of $24,861. The Company’s loss from operations for 2012 was $397,373 compared to the Company’s loss from operations in 2011 of $292,530.  Other expenses for the two years consist of accrued interest on notes payable amounting to $28,517 in 2012 and $46,876 in 2011. The Company’s net loss for 2012 was $454,007 compared to $339,406 in 2011.

On July 23, 2012, the Company settled the total balance owed Integrated Business Concepts, Inc. of $434,632 for $2,461. The Company realized a gain on extinguishment of debt including cumulative foreign currency adjustments totaling $437,883, which was credited to income.

On November 20, 2012, the Company entered into a series of agreements whereby a debt of $59,000 owed to Randall Lanham, Esquire and his firm for past legal services as general counsel to the Company was extinguished in exchange for the issuance of common shares. Mr. Lanham assigned $40,000 of the debt obligation to four entities and one individual. The Company issue 8,000,000 restricted shares of its common stock to these assignees in exchange for the forgiveness of the $40,000 of debt they collectively held. The 8,000,000 common shares were valued at $400,000.

The remaining $19,000 debt was also forgiven in exchange for the issuance of 2,500,000 shares of the Company’s common stock. The 2,500,000 shares were valued at $125,000 and the Company recognized a loss of $466,000 on the transaction. The 2,500,000 shares were issued through the Company’s 2012 Stock Incentive Plan and are not restricted and are available for sale.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s new business focus is to enter the business of mineral processing, certification, equipment manufacturing and sales. The new CEO expects to engage a management team experienced in creating and operating mining companies and intends to focus on the identification, certification and sale of undervalued assets. The company plans to engage in the extraction of precious metals from ore bodies and reclaimed tailings. The Company intends to continue to raise additional capital for this new line of business although no assurances can be made that it will be successful in doing so or that if it is, that the terms of such additional financing will be favorable to the company and its existing shareholders.

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support  operations involves risks and uncertainties and actual results could differ as a result of a number of factors. As Stated, the Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan.  The operations of its oil and gas business are not expected to provide sufficient working capital to pursue this new line of business; therefore the Company will require additional financing to meet its objectives. Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder in 2013, the Company has entered into a month to month lease for $8,000 per month. Finally, as part of that acquisition the Company entered into a consulting agreement with Goldfield’s former sole shareholder and officer that provides payments of $5,000 per month and a percentage of net sales generated from the Goldfield facilities.  Collectively the forgoing are significant additional expenses which the Company will continue to incur in the future.  Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

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

The Company’s belief that the Company’s officers, directors and principal shareholders will pay the Company’s expenses is based on the fact that the Company’s officers, directors and principal shareholders collectively own approximately 71.02% of the Company’s outstanding common stock and will likely continue to pay the Company’s expenses as long as they maintain their ownership of the Company’s common stock, so long as they do not incur financial hardship.

The Company is not currently conducting any research and development activities and management does not anticipate conducting such activities in the near future. In the event that the Company’s customer base expands, then management may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Effects of Inflation and Pricing

The oil and gas industry is cyclical and the demand for goods and services by oil field companies, suppliers and others associated with the industry put significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase all other associated costs increase as well. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to the declining prices. Material changes in prices also impact our current revenue stream, estimates of future reserves, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 8.       FINANCIAL STATEMENTS

Our financial statements required by this item are set forth immediately following the signature page to this annual report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s accountants since the Company’s formation required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2012, the date of this report, the Company’s chief executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2012. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

ITEM 9B.    OTHER INFORMATION.

On March 1, 2013 the Company changed its principal executive office address to 55 South Geneva Road, Lindon, Utah 84042.

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

Name/Address	Age	Position

Guy Peckham 55 South Geneva Road Lindon, Utah 84042	49	Principal Executive Officer, Principal Accounting Officer, President, CEO and Director

Roger Janssen 55 South Geneva Road Lindon, Utah 84042	49	Vice- President, Treasurer Secretary, Director

Guy Peckham, Principal Executive Officer, Principal Accounting Officer, President, CEO and Director. Mr. Peckham has been an entrepreneur and business consultant for the past 20 years. Structuring, developing and financing early stage companies with both private and public equity. During the past 7 years, Mr. Peckham has been working in China as an independent consultant and executive for boutique venture capital firms. Mr. Peckham was former President and Director from December 11, 2006 through April 8, 2010 of Green Energy Renewable Solutions, Inc., (formerly Eworld Interactive, Inc. through 2012-02-28 and formerly Saltys Warehouse, Inc. through 2007-01-31).

Roger Janssen, Vice-President, Treasurer, Secretary and Director. Mr. Janssen has over twenty one years of experience in the manufacturing industry. For the past seventeen years he has owned and operated his own business, which produces aeronautical and marine components, in the greater Seattle area, with clients, including: Boeing, Microsoft, Starbucks Corporation, Precor and Eldec. Mr. Janssen has guided several manufacturing companies during their start-up phase and has traveled internationally as a manufacturing consultant. Mr. Janssen has been a director of the company since October 1, 2002.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons, the Company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2012 were filed timely; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to the Company's Corporate Secretary, Roger Janssen, at 55 South Geneva Road Lindon, Utah 84042. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

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

Audit Committee

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

Security Holders Recommendations to the Board of Directors

The Company’s Company does not currently have a process for security holders to send communications to the Board of Directors.  However, Company management welcomes comments and questions from the Company’s shareholders.  Shareholders can direct communications to Chief Executive Officer Guy Peckham at the executive offices.

While Company management appreciates all comments from shareholders, Company management may not be able to individually respond to all communications. The Company does attempt to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information at the same time.  Mr. Peckham collects and evaluates all shareholder communications.  If the communication is directed to the Board of Directors generally or to a specific director, Mr. Peckham will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting.  If the communication requires a more urgent response, Mr. Peckham will direct that communication to the appropriate executive officer.  All communications addressed to the Company’s directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

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
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

Employees

Other than the Company’s officers and directors, the Company currently has no other employees.

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

ITEM 11.      EXECUTIVE COMPENSATION

The table below sets forth compensation earned by our named executive officers in 2012 and 2011 for services rendered in all capacities to us and our subsidiaries.

					Stock	Non-Equity Incentive	All Other
Name and Principal Position		Year	Salary	Bonus	Awards	Compensation	Compensation	Total

Guy Peckham	(1)	2012	$-	$-	$8,328	$-	$-	$8,328
President and Chief Executive		2011	$-	$-	$-	$-	$-	$-
Officer, and Director

Roger Jansen	(2)	2012	$-	$-	$-	$-	$-	$-
Vice President, Treasurer, Secretary and Director		2011	$-	$-	$-	$-	$-	$-

Ron Ruskowski	(1)	2012	$-	$-	$-	$-	$-	$-
(former President CEO and Director)		2011	$-	$-	$-	$-	$-	$-

Phil Van Angren	(3)	2012	$-	$-	$-	$-	$-	$-
(former Exploration Manager and Director)		2011	$-	$-	$-	$-	$-	$-

(1)	Mr. Ruskowsky provided services to the Company through Santeo Financial, a company in which Mr. Ruskowsky owns a controlling interest. In October 2012, Mr. Guy, Peckham, the Company’s President, personally assumed $200,000 of the obligation the Company’s owes Santeo Financial for unpaid management fees. The $200,000 debt was not forgiven and the Company’s records indicate the $200,000 debt as being owed to Mr. Peckham as of December 31, 2012. The $200,000 is non-interest bearing, unsecured, and due on demand. Mr. Ruskowsky, the Company’s former president, provided services through a consulting agreement that the Company had with Santeo Financial Corp (“Santeo”). Under the terms a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balancing owing Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. If the Company is successful in receiving at least $500,000 from the sale of its common stock, the Company is required to make a $100,000 installment payment against the balance due. The remaining balance, if any, becomes fully due and payable on May 1, 2013. Consulting fees expensed for the year ended December 31, 2012 and 2011 amounted to $119,000 and $180,000, respectively. On July31, 2012, Ron Ruskowsky resigned from his position as President of the Company and Director of the Corporation. His resignation was not of any disagreement with the Company, or its officers. On October 30 2012, the Company issued Mr. Guy Peckham, the Company’s current president 11,500,000 shares of its common stock for services. The 11,500,000 shares were valued at $149,500, which is being charged to operations over the three year term of the underlying agreement. In February 2013, out of the 7,000,000 shares of common stock that were canceled and reissued, 2,000,000 were granted to Mr. Peckham as additional consideration for services to be rendered.

(2)	On July 31, 2012, Roger Janssen was elected as interim President for the Company as reported on the Company’s Form 8-K filed with the Commission on August 6, 2012 and was subsequently replaced as President of the Company by Guy Peckham as reported on the Company’s Form 8-K filed with the Commission on August 23, 2012. Roger Janssen remained as Chairman of the Board of Directors, Treasurer and the Secretary of the Corporation. As of December 31, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

(3)	As of December 31, 2012, the Company owed Phil Van Angren, a former officer and director of the Company, $3,636 for services previously performed. Mr Van Angren served as a member of the Company’s board of directors and Exploration Manager until he resigned all positions he held with the Company. The resignation did not involve any disagreement with the Company, as reported on the Company’s Form 8-K filed with the Commission on May 26, 2011.

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

Stock Option Grants

On November 20, 2012, the Board of Directors and the shareholders of the Company approved and adopted the terms and provisions of a 2012 Stock Incentive Plan for the Company. An aggregate of 5,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Incentive Plan. As of December 31, 2012 the Company issued options on 2,500,000 common shares through the plan which were exercised.

Employment and Consulting Agreements

No employment agreements are currently in place. To ensure continuity with its acquisition of Goldfield International, Inc., the Company has entered into a 30 month consulting agreement with its former owner, Lloyd McEwan (the “Consulting Agreement”). Under the terms of that Consulting Agreement, Mr. McEwan will receive a consulting fee of $5,000 per month beginning May 1, 2013. In addition Mr. McEwan is entitled to receive 5% of any net profits the Company realizes from the sale of products or materials of its facility located at 55 South Geneva Road in Lindon, Utah. Net profits are defined by the parties as “[profit] after deducting all costs associated with the transaction, including employee costs directly associated with the project. MineralRite management salaries and administrative costs shall not exceed 15% of the gross profits.”  This percentage of profits payment continues indefinitely; however it only applies to products and materials sold from that location. Thus, if the Company sells products or materials from another location, this payment would not be due or owing.  Likewise if the Company provided services from the Geneva Road location, the payment would not be due and owing.

There are no other current arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company’s directors and executive officers may receive stock options at the discretion of the Company’s Board of Directors in the future. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers, except that stock options may be granted at the discretion of the Company’s Board of Directors.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

The following table lists, as of December 31, 2012, the number of shares of common stock of the Company’s Company that are beneficially owned by (1) each person or entity known to the Company’s Company to be the beneficial owner of more than 5% of the outstanding common stock; (2) each officer and director of the Company’s Company; and (3) all officers and directors as a group. Information relating to beneficial ownership of common stock by the Company’s principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this current report, there are 53,559,900 shares of common stock issued and outstanding these shares and the table below reflect the reissuance of 7,000,000 shares as disclosed on the Company's Form 8-K/A filed with the Commission on February 6, 2013 and the 2,000,000 shares issued as part of the acquisition of Goldfield International, Inc. as disclosed on the Company's Form 8-K filed with the Commission on March 6, 2013. All references to percentages are in the current report filed on Form 10-K are current as of the date of filing.

As of December 31, 2012, total warrants outstanding were 5,720. All of these warrants expired unexercised on February 14, 2013.

Title of Class	Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership

Common Stock	Guy Peckham 55 South Geneva Road Lindon, Utah 84042	13,500,000 Shares President, CEO and Principal Accounting Officer, Director	25.21%
Common Stock	Roger Janssen 55 South Geneva Road Lindon, Utah 84042	40,000 Shares Treasurer, Secretary, and Vice-President, Director	0.07%
Common Stock	All executive officers and directors as a group	13,540,000	25.29%

Title of Class	Name and Address of Beneficial Owners Greater than 5%	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership

Common Stock	James Bame (1) 17555 Colonial Park Drive Monument, CO 80132	13,500,000	25.21%
Common Stock	Alpha Hydronics 55 South Geneva Road Lindon, Utah 84042	4,000,000	7.47%
Common Stock	Goldstar International Securities, Inc. Suite 404 Coney Drive Belize City, Belize	4,000,000	7.47%
Common Stock	Blackwood International Ltd. P.O Box 2079 Belize City, Belieze	3,000,000	5.60%
Common Stock	All executive officers, directors and 5% or greater shareholders as a group	36,400,000	71.01%

(1)
Includes shares held by Management Team Escrow #1 which owns 4,000,000 shares of common stock and Management Team Escrow #2 which owns 5,500,000 shares of common stock, both of which are controlled by James Bame.

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

Changes in Control. As previously disclosed in Items 3.02 and 5.01on the Company’s Form 8-K filed with the Commission on November 6, 2012, there was a change in control as that term is defined by the provisions of Item 403(c) of Regulation S-K. by virtue of the issuance of 40,000,000 shares of common stock referenced in Item 5 of this Current Report filed on Form 10-K.

Equity Compensation Plan.

On November 20, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Incentive Plan for the Company. An aggregate of 5,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Incentive Plan. As of December 31, 2012 the Company issued 2,500,000 common shares through the plan.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the former President and CEO of the Company. This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the years ended December 31, 2012 and 2011, rent expense amounted to $15,908 and $16,094, respectively.

In October 2012, Mr. Guy, Peckham, the Company’s President, personally assumed $200,000 of the obligation the Company’s owes Santeo Financial for unpaid management fees. The $200,000 debt was not forgiven and the Company’s records indicate the $200,000 debt as being owed to Mr. Peckham as of December 31, 2012.  The $200,000 is non-interest bearing, unsecured, and due on demand.  Mr. Ruskowsky, the Company’s former president, provided services through a consulting agreement that the Company had with Santeo Financial Corp (“Santeo”). Mr. Ruskowsky owns a controlling interest in Santeo.

Under the terms a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balancing owing Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. If the Company is successful in receiving at least $500,000 from the sale of its common stock, the Company is required to make a $100,000 installment payment against the balance due.  The remaining balance, if any, becomes fully due and payable on May 1, 2013. Consulting fees expensed for the year ended December 31, 2012 and 2011 amounted to $119,000 and $180,000, respectively.

On October 30 2012, the Company issued Mr. Guy Peckham, the Company’s current president 11,500,000 shares of its common stock for services. The 11,500,000 shares were valued at $149,500, which was charged to operations. In February 2013, of the 7,000,000 that were issued into treasury canceled and subsequently reissued, 2,000,000 were reissued to Mr. Peckham for services to be rendered.

As of December 31, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of December 31, 2012, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of September 30, 2012, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

Director Independence

Our common stock is currently quoted on the OTCQB, which does not impose independence requirements on our Board of Directors or any committee thereof. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”). Our current directors do not meet the definition of independence because they are both executive officers.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees
The aggregate fees billed in each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and quarterly review of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $45,730 and $32,020 respectively.

(2)	Audit-Related Fees
For the fiscal year ended December 31, 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

(3)	Tax Fees
For the fiscal years ended December 31, 2012 and December 31, 2011, the Company’s accountants rendered services for tax compliance, tax advice, and tax planning work for which the Company paid $0 and $140, respectively.

(4)	All Other Fees

(5)	Audit Committee

(6)	Work Performance by others

PART IV

ITEM 15. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

(a)	Financial Statements: See “Index to Financial Statements” set forth on page F-1.

(b)
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

(c)	Exhibits. The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MineralRite Corporation

Dated: April 16, 2013	/s/ Guy Peckham
	By:	Guy Peckham
	Its:	Principal Executive officer
Principal Accounting officer
President, CEO and a director.

/s/ Roger Janssen
	By:	Roger Janssen
	Its:	Vice President
Secretary
Director

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MineralRite Corporation

We have audited the accompanying balance sheets of MineralRite Corporation as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. MineralRite Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MineralRite Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $6,266,031 and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry D. Loveless, CPA
Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, UT
April 16, 2013

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$9,330	$42,890
Accounts receivable	31,019	61,486
Prepaid services	143,000	-

Total current assets	183,349	104,376

Property and equipment:
Furniture and fixtures	1,851	1,851
Less: accumulated depreciation	(1,851)	(1,851)

Total property and equipment, net	-	-

Other assets:
Proved oil and gas properties, full cost method	533,140	604,083
Less: accumulated depletion	(231,082)	(223,447)
Unproved oil and gas properties	1,658	17,507
Prepaid sevices- long-term portion	262,054	-
Website development, net	9,879	-
Deferred offering costs	19,415	98,357

Total other assets	595,064	496,500

Total assets	$778,413	$600,876

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
BALANCE SHEETS
(Continued)

	December 31,	December 31,
	2012	2011

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$203,621	$128,339
Royalties due stockholders	11,982	36,303
Related party payables	372,701	333,674
Notes payable	-	424,948
Stockholder loans	19,845	19,845

Total current liabilities	608,149	943,109

Long-term liabilities:
Asset retirement obligation	11,994	11,725

Total long-term liabilities	11,994	11,725

Total liabilities	620,143	954,834

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at December 31, 2012
and December 31, 2011	-	-
Common stock, par value $.001
Issued 44,559,900 shares at December 31, 2012
and 1,059,900 shares at December 31, 2011	44,560	1,060
Additional paid-in capital	6,395,877	5,485,377
Accumulated deficit	(6,266,031)	(5,812,024)
Other comprehensive gain/(loss)	(16,136)	(28,371)
Total stockholders' deficit	158,270	(353,958)

Total liabilities and stockholders' deficit	$778,413	$600,876

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011

Oil revenue	$357,943	$524,825
Operating expenses
Production costs	163,897	231,306
Royalty expense	151,099	264,203
Related party consulting fees (including non-cash
compensation of $8,328 and $0)	127,328	180,000
Related party rent expense	15,908	16,094
Professional fees	253,282	100,891
General & administrative (inlcuding non-cash
compensation of $15,618 and $0)	43,802	24,861

Total operating expenses	(755,316)	(817,355)

Loss from operations	(397,373)	(292,530)

Other income (expenses)
Net loss on extinguishment of debt	(28,117)	-
Interest expense	(28,517)	(46,876)
Total other income (expense)	(56,634)	(46,876)

Net income (loss) before income taxes	$(454,007)	$(339,406)

Provision for income taxes	-	-

Net (loss)	(454,007)	(339,406)

Other comprehensive income
Foreign currency translation adjustment	12,236	(3,364)

Total comprehensive income (loss)	$(441,771)	$(342,770)

Net income (loss) per common share:
Income (loss) per share - Basic and diluted	$(0.06)	$(0.33)

Weighted average shares outstanding	7,765,379	1,038,079

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Totals

Balance, December 31, 2010	1,003,721	$1,004	$5,266,820	$(5,472,618)	$(25,008)	$(229,802)

Issuance of common stock	56,179	56	218,557	-	-	218,613
Comprehensive loss on currency exchange	-	-	-	-	(3,363)	(3,363)
Net loss for period	-	-	-	(339,406)	-	(339,406)

Balance, December 31, 2011	1,059,900	$1,060	$5,485,377	$(5,812,024)	$(28,371)	$(353,958)

Shares issued for consulting services	33,000,000	33,000	396,000	-	-	429,000
Shares issued in exchange for debt cancellation	10,500,000	10,500	514,500			525,000
Comprehensive loss on currency exchange	-	-	-	-	12,235	12,235
Net loss for period	-	-	-	(454,007)	-	(454,007)

Balance, December 31, 2012	44,559,900	$44,560	$6,395,877	$(6,266,031)	$(16,136)	$158,270

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(454,007)	$(339,406)
Adjustments to reconcile net income (loss) to
Amortization	585	-
Depreciation	-	185
Depletion	58,748	124,084
Offering costs charged to operations	98,357	-
Stock based compensation	23,946	-
Gain on settlement of debt	28,117	-
(Increase) decrease in accounts receivable	30,467	(9,821)
Increase (decrease) in accrued interest on notes payable	28,517	46,875
Increase (decrease) in accounts payable	123,812	(42,882)
Increase (decrease) in royalties due stockholders	(24,322)	(10,562)
Increase (decrease) in related party accounts payable	39,027	99,000
Increase in asset recovery obligation	270	-
Net cash (used in) operating activities	(46,483)	(132,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	35,680	(190,419)
Net cash provided by (used in) investing activities	35,680	(190,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of units consisting of common stock and oil and gas royalties	-	160,000
Principal reduction in short term debt	(2,461)
Offering costs	(19,415)
Net cash provided by (used in) financing activities	(21,876)	160,000

Effect of exchange rates on cash	(881)	734

Net (decrease) in cash and cash equivalents	(33,560)	(162,212)
Cash and cash equivalents - beginning of period	42,890	205,102
Cash and cash equivalents - end of period	$9,330	$42,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of issuance of participating units for services rendered in
connection with private offerings	$-	$51,000
Value of issuance of 49,179 shares of common stock in connection with abandoned
private offering	$-	$95,898
Value of 33,000,000 shares of common stock issued for consulting services	$429,000	$-
Value of 10,500,000 shares issued in cancellation of $59,000 of indebtedness	$525,000	$-

The accompanying notes are an integral part of these financial statements

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates. The Company has made assumptions in valuing its oil and natural gas reserves, which may affect the amounts at which oil and natural gas properties are recorded.   The Company has also computed the components of the investment units sold in its private offerings using assumptions such as volatility, expected life and the risk-free interest rate (See Note 7).

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. At December 31, 2012, the Company had a net loss of $454,007, negative working capital of $424,800, and accumulated deficit of $6,266,031. The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Six of the wells are currently producing as of December 31, 2012 and one well has been abandoned.  Total gross revenue generated from these six wells during the year ended December amounted to $357,943.  Although the Company has been successful in raising the necessary funds to acquire these working interests and has been able to generate net revenue from these wells, there is no assurance that these wells will continue to generate positive cash flow. Currently the net revenue generated from these wells is not sufficient to fund all of the Company’s operating costs. The Company is seeking to raise additional funds to acquire other oil and gas properties; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the working interest acquired in the future will generate sufficient revenue to assist in the financing of the Company’s operations.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about the Company’s ability to continue as a going concern may remain.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of December 31, 2012 and 2011, no allowances were required.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the years ended December 31, 2012 and 2011 amounted $0 and $185, respectively.

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

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 5,720 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 24,030 (post-split)  shares of the Company’s common stock.  Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 35,840 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 43,230 (post-split)  shares of the Company’s common stock.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2012, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3 - INVESTMENT IN OIL & GAS PROPERTY

In March 2011, the Company acquired an 8% working interest (6.4% NRI) in the Haggard #5-17 well located in Noble County, Oklahoma, USA. The Company capitalized $35,844 in development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors.

In April and May 2011, the Company raised a total of $95,000 towards its share of the drilling and completion of the Bond #4 well through the issuance of 38 units. The Company has a 20% NRI in the Bond #4 well and each of the 38 units was priced at $2,500 per unit totaling $95,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of October 2012. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $95,000 received, the Company allocated $20,936 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $93,332 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with the offering was paid through the issuance of 3.4 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue by $1,873. In November 2011, the Company received a refund of $7,771 from the well operator of costs related to this well, which reduced the capitalized cost allocated to this well. Total capitalized costs related to this well are $49,752.

In August 2011, the Company raised a total of $65,000 towards its share of the drilling and completion of the Chuck #1 well through the issuance of 26 units. The Company has a 20% NRI in the Chuck #1 well and each of the 26 units was priced at $2,500 per unit totaling $65,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of February 2013. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date of acceptance of the Subscription Agreement. Of the $65,000 received, the Company allocated $15,394 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $59,015 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with the offering was paid through the issuance of 2.6 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue by $1,539. As of the date of this report, the Chuck #1 well is not in production. Total capitalized costs related to this well are $42,779.

As of December 31, 2012, the Company’s accrued asset retirement obligation totaled $11,994 and this amount was included in the capitalized cost of the oil and gas properties. Depletion expense is included in production expense as reflected in the accompanying statements of operations. Depletion expense for the year ended December 31, 2012 and 2011 amounted to $58,748 and $124,084, respectively. During the year ended December 31, 2012, the Company charged against accumulated depletion the $10,000 deposit it had on the on Flat Creek lease as the option to drill on the property expired. In addition, during 2012, the Company determined that its interest in the Bond #3 well was commercially unproductive and the well was abandoned. The well’s cost basis of $47,866 was also charged against accumulated depletion pursuant to ASC Topic 932-360-40 “Extractive Activities.”  In addition, in 2012, the Company sold deep drilling rights on three of its leases for $28,880, which was credited against the costs of its proved oil and gas properties.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the former President and CEO of the Company. This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the years ended December 31, 2012 and 2011, rent expense amounted to $15,908 and $16,094, respectively.

In October 2012, Mr. Guy, Peckham, the Company’s President, personally assumed $200,000 of the obligation the Company’s owes Santeo Financial for unpaid management fees. The $200,000 debt was not forgiven and the Company’s records indicate the $200,000 debt as being owed to Mr. Peckham as of December 31, 2012.  The $200,000 is non-interest bearing, unsecured, and due on demand.  Mr. Ruskowsky, the Company’s former president, provided services through a consulting agreement that the Company had with Santeo Financial Corp (“Santeo”). Mr. Ruskowsky owns a controlling interest in Santeo.

Under the terms of a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balance owed to Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. If the Company is successful in receiving at least $500,000 from the sale of its common stock, the Company is required to make a $100,000 installment payment against the balance due.  The remaining balance, if any, becomes fully due and payable on May 1, 2013.  In lieu of a cash payment of the remaining balance owed on the May 1, 2013 maturity date, Santeo may, in its sole discretion, elect to take from the Company an assignment of all the Company’s right, title and interest in its oil and gas producing properties.  Consulting fees expensed for the year ended December 31, 2012 and 2011 amounted to $119,000 and $180,000, respectively.

On October 30 2012, the Company issued Mr. Guy Peckham, the Company’s current president 11,500,000 shares of its common stock for services. The 11,500,000 shares were valued at $149,500, which is being charged to operations over the three year term of the underlying agreement.

As of December 31, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

As of December 31, 2012, the Company owed Phil Van Angren, an officer and director of the Company, $3,636 for consulting services previously performed.

As of September 30, 2012, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

NOTE 5 - LOANS AND NOTES PAYABLE

On July 23, 2012, the Company settled the total balance owed Integrated Business Concepts, Inc. of $434,632 for $2,461. The Company realized a gain on extinguishment of debt including cumulative foreign currency adjustments totaling $437,883, which was credited to income. Interest accrued and charged to operations for the year ended December 31, 2012 and 2011 amounted $28,517 and $46,876, respectively.

On November 20, 2012, the Company entered into a series of agreements whereby a debt of $59,000 owed to Randall Lanham, Esquire and his firm for past legal services as general counsel to the Company was extinguished in exchange for the issuance of common shares. Mr. Lanham assigned $40,000 of the debt obligation to four entities and one individual. The Company issue 8,000,000 restricted shares of its common stock to these assignees in exchange for the forgiveness of the $40,000 of debt they collectively held. The 8,000,000 common shares were valued at $400,000.

The remaining $19,000 debt was also forgiven in exchange for the issuance of 2,500,000 shares of the Company’s common stock. The 2,500,000 shares were valued at $125,000 and the Company recognized a loss of $466,000 on the transaction. The 2,500,000 shares were issued through the Company’s 2012 Stock Incentive Plan and are not restricted and are available for sale.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2012	2011

Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Stock based compensation	171,922	169,793
Net operating losses	31,297	1,361,577
	203,219	1,531,370
Less valuation allowance	(203,219)	(1,531,370)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2012 was $(1,328,151).

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at December 31, 2012 of approximately $92,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. For the year ended December 31, 2012, the Company utilized against its net taxable income net operating loss carry forwards of approximately $122,000.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the years ended December 31, 2012 and 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2012 and 2011, there were no income taxes, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

NOTE 7 - COMMON STOCK AND WARRANTS

Year Ended December 31, 2012

As indicated in Note 1, the Company declared a 50-for-1 reverse stock split of its common stock on August 31, 2012.  All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

On October 30, 2012, the Company issued a total of 40,000,000 (post-split) shares of its common stock of which 33,000,000 shares were issued to five individuals and five entities in exchange for consulting services, valued at $429,000. The $429,000 is being charged to operations over the three-year term of the respective agreement. The remaining 7,000,000 shares were issued, but subsequently cancelled as the intended recipients failed to provide the agreed-upon services. As indicated in Note 4, Mr. Guy Peckham, the Company’s president, received 11,500,000 of the 33,000,000 shares issued. The 11,500,000 shares were valued at $149,500. Consulting fees charged to operations in 2012 relating to this transaction amounted to $23,946.

As indicated more fully in Note 5, on November 20, 2012, the Company issued 10,500,000 (post-split) shares of its common stock in exchange for the cancellation of $59,000 of debt. The 10,500,000 shares were valued at $525,000 and the Company recognized a loss of $466,000 on the transaction.

Year Ended December 31, 2011

As discussed in Note 3, during April and May 2011, the Company received a total of $95,000 through the issuance of 38 participating units. Each unit is sold for $2,500 and consisted of (a) 100 (post-split) restricted common shares of the Company’s common stock, (b) a warrant to purchase 200 (post-split)  shares of the Company’s common stock at $12.50 per share, expiring 18 months from date of issuance, (c) a pro rata interest in 60% of the total revenue interest that the Company owns in the Bond #4 well, and (d) an option to convert the unit holder’s pro rata share in the well revenue into 100 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately. In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using risk-free interest rates ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $95,000 received, $20,936 was credited against the payments made towards the Company’s well costs. The remaining $74,064 was credited to equity. The Company issued a total of 3,800 (post-split) shares and 7,600 options related to the private placement.

During April and May 2011, the Company paid a consultant 3.4 participating units in consideration for services rendered in connection with the offerings. Of the $8,500 fee, a total of $1,873 was credited against the payments made towards the Company’s well costs. The Company issued a total of 340 (post-split) shares and 680 options to the consultant in consideration for services.

Pursuant to an agreement that was consummated in May 2011, the Company issued 49,179 (post-split) shares of its common stock to a consultant as an upfront one-time fee for services related to future financings. The shares were valued at $98,357 and were recorded on the Company’s balance sheet as deferred offering costs. The consultant is also entitled to receive an additional cash commission totaling 18% of funds raised as a result of the consultant’s efforts. As of December 31, 2012, there were no funds raised by the consultant under the terms of this agreement.

As discussed in Note 3, in August 2011 the Company received a total of $65,000 through the issuance of 26 participating units. Each unit is sold for $2,500 and consisted of (a) 100 (post-split) restricted common shares of the Company’s common stock, (b) a warrant to purchase 200 (post-split) shares of the Company’s common stock at $12.50 per share, expiring 18 months from date of issuance, (c) a pro rata interest in 60% of total revenue interest that the Company owns in the Chuck #1 well, and (d) an option to convert the unit holder’s pro rata share in the well revenue into 100 shares of the Company’s common stock expiring 36 months after the first revenue check is received by the unit holder. The Company valued the four components of each unit separately. In the valuation of the common shares issued and the pro rata interest in oil revenue, the Company’s used the trading price of the Company’s common shares on the date of issuance. The common stock warrant and the option to convert the oil revenue interest into shares of the Company’s common stock were valued using the Black-Scholes Option Model using risk free interest rates ranging from 0.89% to 1.60%, with volatility ranging from 186% to 208%. Of the $65,000 received, $15,394 was credited against the payments made towards the Company’s well costs. The remaining $49,606 was credited to equity. The Company issued a total of 2,600 (post-split) shares and 5,200 options related to the private placement.

In August 2011, the Company paid a consultant 2.6 participating units in consideration for services rendered in connection with the offerings. Of the $6,500 fee, a total of $1,539 was credited against the payments made towards the Company’s well costs. The Company issued a total of 260 shares and 520 options to the consultant in consideration for services.

Options

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  As of December 31, 2012, the Company issued 2,500,000 common shares through the Plan.

The following table sets forth common share purchase warrants (post-split) outstanding as of December 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2010	72,080	$12.50
Warrants granted	14,000	$12.50
Warrants expired	(50,240)	$(12.50)
Balance, December 31, 2011	35,840	$12.50
Warrants granted	-	$-
Warrants expired	(30,120)	$12.50
Balance, December 31, 2012	5,720	$12.50

NOTE 8 - FAIR VALUE

The Company’s financial instruments consist principally of related party payables and stockholder loans. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of follows:

December 31, 2012
Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Related party payables	-	$372,701	-	$372,701
Stockholder loans	-	$19,845	-	$19,845

December 31, 2011
Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Related party payables	-	$333,674	-	$333,674
Notes payable	-	$424,948	-	$424,948
Stockholder loans	-	$19,845	-	$19,845

NOTE 9 - SUBSEQUENT EVENTS

On February 4, 2013, the Company issued an additional 7,000,000 common shares for consulting services. The 7,000,000 shares were valued at $2,450,000. Of the 7,000,000 common shares issued, the Company’s president received 2,000,000 shares.

On March 1, 2013, the Company entered into a Share Exchange Agreement with Goldfield International Inc. (“Goldfield”). Under the terms of the agreement, the Company acquired all of the outstanding shares of Goldfield in exchange for issuing 2,000,000 shares of its common stock to the sole shareholder of Goldfield. In addition, the Company also entered into an agreement with Goldfield’s sole shareholder to acquire personal goodwill for $100,000, of which $33,000 is due on April 1, 2013, $33,000 is due on May 1, 2013 and $34,000 is due on June 1, 2013.

In March 2013, the Company commenced the sale of a minimum of 2,300,000 units and a maximum of 9,100,000 units through a private offering to accredited investors. Each unit consists of one share of the Company’s common stock and a 5-year warrant to purchase 50% of one share of common stock exercisable at no cost when the market value of the Company’s common stock first equals or exceeds $1.50 per share. The cost of each unit is $0.25 and the minimum investment is $10,000 (40,000 units). All funds received from the sale of the units will be placed in escrow and will be released to the Company upon the initial sale of 2,300,000 units for a gross amount of $575,000. The offering provides for compensation to registered brokers-dealers and other qualified finders a placement fee equal to 12% of the amount the respective placement agent raises payable in cash, an additional 15% of the amount raised payable in the Company’s warrants, and a reasonable expense allowance.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.3	Amended Articles of Incorporation filed as Exhibit 3.3 on Form 8-K filed March 4, 2010
3.4	Amended Bylaws (as amended through August 31, 2012), filed as exhibit 3.11 with registrant’s Current Report 10-Q filed on November 27, 2012 for the period ended September 30, 2012
10.1	MineralRite Corporation 2012 Stock Incentive Plan filed as Exhibit 10.1 on Form 8-K filed November 21, 2012
10.2	Share Exchange Agreement and Good Will Purchase Agreement filed herewith
10.3	Consulting Agreement with Lloyd McEwan filed herewith.
31.01	Certification of the principal executive officer pursuant to rule 13a-14 filed herewith.
31.02	Certification of principal financial officer pursuant to rule 13a-14 filed herewith.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith