Form 10-K/A
period 2012-12-31
MINERALRITE Corp
filed 2013-05-03
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment #1

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

MINERALRITE CORPORATION

ii

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to MineralRite Corporation's Annual Report on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to correct the signature line on the auditors' report, to add “(formerly Royal Quantum Group, Inc.)” following the Company’s name to reflect the name change on the auditors’ report, to add the oil and gas supplemental disclosure following  the notes to the financial statements, and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

MineralRite Corporation

Dated: April 19 , 2013	/s/ Guy Peckham
	By:	Guy Peckham
	Its:	Principal Executive officer
Principal Accounting officer
President, CEO and a director.

/s/ Roger Janssen
	By:	Roger Janssen
	Its:	Vice President
Secretary
Director

ROBISON, HILL & CO.
A PROFESSIONAL CORPORATION

Certified Public Accountants

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MineralRite Corporation (formerly Royal Quantum Group, Inc.)

We have audited the accompanying balance sheets of MineralRite Corporation (formerly Royal Quantum Group, Inc.) as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2012. MineralRite Corporation's (formerly Royal Quantum Group, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MineralRite Corporation (formerly Royal Quantum Group, Inc.) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Oil & Gas Supplemental Disclosure

All of the Company's continuing operations are directly related to oil and natural gas producing activities located in Oklahoma.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of
	12/31/2012	12/31/2011	12/31/2010

Proved properties
Mineral interests	$533,140	$604,083	$462,662
Total proved properties	533,140	604,083	462,662

Unproved properties
Mineral interests	1,658	17,507	7,507
Uncompleted wells, equipment and facilities	-	-	-
Total unproved properties	1,658	17,507	7,507

Less accumulated depletion	(231,082)	(223,447)	(99,363)
Net Capitalized Costs	$303,716	$398,143	$370,806

Costs Incurred in Oil and Gas Producing Activities

	Twelve Months Ended
	12/31/2012	12/31/2011	12/31/2010

Devlopment costs	$190,419	$141,421	$342,885
Acquisition of proved properties	-	-	-
Acquisition of unproved properties	-	10,000	-
Exploration costs	-	-	-
Total Costs Incurred	$190,419	$151,421	$342,885

Results of Operations from Oil and Gas Producing Activities

	Twelve Months Ended
	12/31/2012	12/31/2011	12/31/2010

Oil and gas revenues	$357,943	$524,825	$448,564
Production costs	(105,419)	(107,222)	(59,541)
Royalties	(151,099)	(264,203)	(235,645)
Depletion	(58,478)	(124,084)	(93,706)
Result of oil and gas producing operations before income taxes	42,947	29,316	59,672
Provision for income taxes	-	-	-
Results of Oil and Gas Producing Operations	$42,947	$29,316	$59,672

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

	Oil (Bbls)	Gas (Mcf)**	BOE

12/31/2009	-	-	-

Revisions (2)	-	-	-
Extensions and discoveries	-	-	-
Production	(3,142)	-	(3,142)
Purchases (sales) of minerals-in-place	13,277	-	13,277

12/31/2010	10,135	-	10,135

Revisions (1)	16,271	8,738	17,827
Extensions and discoveries	-	-	-
Production	(5,097)	(7,215)	(6,382)
Purchases (sales) of minerals-in-place	15,230	19,218	18,653

12/31/2011	36,539	20,741	40,233

Revisions (1)	(5,580)	4,974	(4,694)
Extensions and discoveries			-
Production	(3,702)	(4,192)	(4,449)
Purchases (sales) of minerals-in-place	-	-	-

12/31/2012	27,257	21,523	31,090
**	Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.
(1)	The revisions of previous estimates for the fiscal year ended December 31, 2012, resulted from a revised lower estimate of reserve value after continued reservoir production.

The Company's proved reserves are as follows:

	Developed			Developed Non-Producing
	Oil (Bbls)	Gas (Mcf)	BOE (Bbls)	Oil (Bbls)	Gas (Mcf)	BOE (Bbls)	Total BOE (Bbls)

12/31/2012	27,257	21,523	31,090	-	-	-	31,090
12/31/2011	36,539	20,741	40,233	-	-	-	40,233
12/31/2010	10,135	-	10,135	23,507	-	23,507	33,642

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2011, 2010 and 2009 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves. Future cash inflows for the year ended December 31, 2012 were estimated by applying year-end oil prices adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves. The resulting net cash flows are reduced to present value by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required for 2011. At December 31, 2012, as specified by the SEC, the price for oil used in this calculation was the unweighted 12-month average of the first day of the month (12 month unweighted average) cash price quotes.

	Twelve Months Ended
	12/31/2012	12/31/2011	12/31/2010

Future cash inflows	$2,632,012	$3,514,019	$1,812,788
Future production costs (1)	(746,426)	(793,336)	(378,567)
Future development costs	-	-	-
Future income tax expenses (2)	-	-	-
Future net cash flows	1,885,586	2,720,683	1,434,221
10% annual discount for estimated timing of cash flows	(761,098)	(1,087,201)	(449,376)
Standardized measure of discounted future net cash flows at the end of the year	$1,124,488	$1,633,482	$984,845

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company's oil and gas operations.
(2)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

See the following table for average prices.

	Average Price
Year Ended	Oil (Bbl)	Gas (Mcf)**
12/31/2012	$92.23	$4.05
12/31/2011	$92.23	$6.87
12/31/2010	$75.72	$4.16
12/31/2009	$58.42	$3.67

**	Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

Changes in Discounted Future Net Cash Flows

	Twelve Months Ended
	12/31/2012	12/31/2011	12/31/2010

Balance - Beginning of year	1,633,482	984,845	594,888

Sales of oil and gas, net of production cost	(509,042)	(260,622)	(295,316)

Revisions of previous quantity estimates	48	1,062,883	458,000

Changes in estimated future development costs	-	-	-

Purchases of minerals in place		589,050	-

Sales of minerals in place	-	-	-

Net changes in prices and production costs		203,106	(68,043)

Development costs incurred during the period		141,421	-

Accretion of discount	-	(1,087,201)	-

Net change in income taxes	-	-	-

Standardized measure of discounted future net cash flows at the end of the year	1,124,488	1,633,482	984,845

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, filed with the registrant’s Registration Statement on Form S -1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1, as amended; filed with the Securities and Exchange Commission on January 6, 2009.
3.3	Amended Articles of Incorporation filed as Exhibit 3.3 on Form 8-K filed March 4, 2010.
3.4	Amended Bylaws (as amended through August 31, 2012), filed as exhibit 3.11 with registrant’s Current Report 10-Q filed on November 27, 2012 for the period ended September 30, 2012.
10.1	MineralRite Corporation 2012 Stock Incentive Plan filed as Exhibit 10.1 on Form 8-K filed November 21, 2012.
10.2	Share Exchange Agreement and Good Will Purchase Agreement filed herewith.
10.3	Consulting Agreement with Lloyd McEwan filed herewith.
31.01	Certification of the principal executive officer pursuant to rule 13a-14 filed herewith.
31.02	Certification of principal financial officer pursuant to rule 13a-14 filed herewith.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.