Form 10-Q
period 2013-03-31
MINERALRITE Corp
filed 2013-06-03
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

____________________________________
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
Yes  ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on May 23, 2013 was 54,459,900.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$26,498	$9,330
Accounts receivable	24,295	31,019
Inventories	131,339	-
Prepaid services	959,666	143,000

Total current assets	1,141,798	183,349

Property and equipment:
Equipment	97,750	-
Furniture and fixtures	8,701	1,851
Less: accumulated depreciation	(3,469)	(1,851)

Total property and equipment, net	102,982	-

Other assets:
Proved oil and gas properties, full cost method	533,140	533,140
Less: accumulated depletion	(241,131)	(231,082)
Unproved oil and gas properties	1,658	1,658
Prepaid services- long-term portion	1,736,577	262,054
Intangible assets	886,877	-
Website development, net	8,445	9,879
Deferred offering costs	19,415	19,415

Total other assets	2,944,981	595,064

Total assets	$4,189,761	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2013	2012

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$245,786	$203,621
Accrued payroll	2,772	-
Royalties due stockholders	8,921	11,982
Customer deposits	59,950	-
Debt and other obligations due related parties	576,211	392,546

Total current liabilities	893,640	608,149

Long-term liabilities:

Asset retirement obligation	12,111	11,994

Total long-term liabilities	12,111	11,994

Total liabilities	905,751	620,143

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2013
and December 31, 2012	-	-
Common stock, par value $.001
Issued 53,559,900 shares at March 31, 2013
and 44,559,900 shares at Decem	53,560	44,560
Additional paid-in capital	9,736,879	6,395,877
Accumulated deficit	(6,490,220)	(6,266,031)
Other comprehensive gain/(loss)	(16,209)	(16,136)
Total stockholders' deficit	3,284,010	158,270

Total liabilities and stockholders' deficit	$4,189,761	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2013	2012

Net revenue from oil and gas activities	$48,539	$110,647
Net revenue from mining equipment manufacturing
activities	27,316	-
Total revenues	75,855	110,647

Cost of sales
Oil production activities	43,823	92,450
Mining equipment manufacturing activities	14,781	-
Total cost of sales	58,604	92,450

Gross profit	17,251	18,197

Operating expenses
Related party consulting fees (including non-cash
compensation of $47,618 and $0)	47,618	45,000
Related party rent expense	4,740	3,986
Professional fees	38,471	122,603
General & administrative (including non-cash
compensation of $111,191 and $0)	150,579	4,932
Total operating expenses	241,408	176,521

Loss from operations	(224,157)	(158,324)

Other income (expenses)
Other income	572	-
Interest expense	(604)	(12,475)
Total other income (expense)	(32)	(12,475)

Net Income (loss) before income taxes	$(224,189)	$(170,799)

Provision for income taxes	-	-

Net (loss)	(224,189)	(170,799)

Other comprehensive income
Foreign currency translation adjustment	73	7,000

Total comprehensive income (loss)	$(224,116)	$(163,799)

Net income (loss) per common share:

Income (loss) per share - Basic and diluted	$(0.00)	$(0.16)

Weighted average shares outstanding	49,504,344	1,059,825

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,189)	$(170,799)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Amortization	1,289	-
Depreciation	1,618	-
Depletion	10,048	19,207
Offering costs charged to operations	-	98,357
Stock based compensation	158,809	-
(Increase) decrease in accounts receivable	8,558	(3,210)
(Increase) decrease in costs in excess of billings	(14,360)	-
(Increase) decrease in inventories	(21,220)	-
(Increase) decrease in prepaid legal services	-	(3,000)
Increase (decrease) in accrued interest on notes and loans payable	417	12,475
Increase (decrease) in accounts payable and accrued expenses	28,920	(811)
Increase (decrease) in royalties due stockholders	(3,061)	911
Increase (decrease) in related party debt and other obligations	(22,152)	37,000
Increase in asset recovery obligation	117	-
Net cash (used in) operating activities	(75,206)	(9,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	47
Net cash provided by investing activities	-	47

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.	127,056	-
Loan advances from officer	25,400	-
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.	(60,000)	-
Net cash provided by (used in) financing activities	92,456	-

Effect of exchange rates on cash	(82)	27

Net (decrease) in cash and cash equivalents	17,168	(9,796)
Cash and cash equivalents - beginning of period	9,330	42,890
Cash and cash equivalents - end of period	$26,498	$33,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of stock based offering costs charged to expense	$-	$98,357
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$900,000	$-
Value of 7,000,000 shares of common stock issued for consulting services	$2,450,000	$-

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization, History and Business

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

On March 1, 2013, the Company acquired 100% of the total shares outstanding of Goldfield International, Inc. (“Goldfield”) in exchange for issuing 2,000,000 shares of its common stock. The acquisition was based on the fair value of the shares issued amounting to $900,000. The accompanying unaudited condensed financial statements include the accounts and balances of the Company and also of Goldfield since the date of its acquisition. Goldfield is in the business of manufacturing gold mining equipment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on April 16, 2013.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. For the three months ended March 31, 2013, the Company had a net loss of $224,157 and accumulated deficit of $6,490,220. The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Six of the wells are currently producing as of March 31, 2013.  Total gross revenue generated from these six wells during the three months ended March 31, 2013 amounted to $48,539.  In addition, the Company on March 1, 2013 acquired Goldfield International, Inc. which had net sales for the month of March 2013 of $27,316 and gross profit during the month of $12,535.  The net revenue generated from current operations is not sufficient to pay Company debts currently due or to fund future operations. The Company is seeking to raise additional funds; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to conform the 2012 amounts to the 2013 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MineralRite Corporation  and its wholly-owned subsidiary, Goldfield International, Inc. (acquired on March 1, 2013. See Note 3). Intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of March 31, 2013, no allowances were required.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Sales of mining equipment are recognized at the time the product is shipped and title passes to the customer.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended March 31, 2013 and 2012 amounted $1,618 and $0, respectively.

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

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2013 that have been excluded from the computation of diluted net loss per share consist of Unit holders’ options to convert their respective oil revenue interests into a total 10,900 (post-split)  shares of the Company’s common stock.  Potential common shares as of March 31, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 22,720 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 31,040 (post-split)  shares of the Company’s common stock.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2013, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

NOTE 3 – ACQUISITION OF GOLDFIELD INTERNATIONAL, INC.

On March 1, 2013, the Company acquired the outstanding stock of Goldfield International, Inc., a manufacturer of gold mining equipment and parts located in Lindon, Utah. The acquisition of Goldfield diversifies our product lines and creates a second source of revenue for the Company. The acquisition was a stock purchase and therefore encompasses all of Goldfield’s business operations.

In exchange for Goldfield’s outstanding stock, the Company issued 2,000,000 shares of its common stock. The Company valued the acquisition at the fair value of the shares it issued amounting to $900,000.

In addition, the Company entered into separate agreement to acquire the personal goodwill of the seller for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. As of May 30, 2013, no payments have been paid under this agreement.

We valued the assets acquired and liabilities assumed as follows:

Current assets (including cash)	$226,809
Property and equipment	104,600
Intangibles and goodwill	886,877
Current liabilities, including
above indicating $100,000 debt	(318,286)
Total purchase price	$900,000

Management is still in the process of determining the intangibles acquired and their respective fair values.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 4 - INVESTMENT IN OIL & GAS PROPERTY

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

As of March 31, 2013, the Company’s accrued asset retirement obligation totaled $12,111. Accretion of the obligation charged to cost of oil and gas activities for the three months ended March 31, 2013 amounted to $117. Depletion expense is also included in the cost of oil and gas activities as reflected in the accompanying statements of operations. Depletion expense for the three months ended March 31, 2013 and 2012 amounted to $10,048 and $19,207, respectively.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 5 – PREPAID SERVICES

On February 4, 2013, the Company issued a total of 7,000,000 (post-split) shares of its common stock to five individuals and five entities in exchange for consulting services, valued at $2,450,000. The $2,450,000 is being charged to operations over the three-year term of the respective agreement. As indicated in Note 7, Mr. Guy Peckham, the Company’s president, received 2,000,000 of the 7,000,000 shares issued. The 2,000,000 shares were valued at $700,000.

On October 30, 2012, the Company issued a total of 33,000,000 (post-split) shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $429,000. The $429,000 is being charged to operations over the three-year term of the respective agreement. As indicated in Note 7, Mr. Guy Peckham, the Company’s president, received 11,500,000 of the 33,000,000 shares issued. The 11,500,000 shares were valued at $149,500.

Consulting fees charged to operations during the three months ended March 31, 2013 and 2012 relating to these two transactions amounted to $158,809 and $0, respectively. The unamortized balance at March 31, 2013 was $2,696,243. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

March 31,
2014	$959,666
2015	959,666
2016	776,911
$2,696,243

NOTE 6 – SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology.

	Revenues	Segment operating earnings	Depreciation depletion and amortization
Oil and gas	$48,539	$4,716	$10,165
Manufacturing *	27,888	13,107	1,459
	$76,427	$17,823	$11,624

*	Consist of only one month ended March 31, 2013

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income taxes as follows:

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012 **

Segment operating earnings	$17,823
General and administrative expenses	(241,408)
Operating loss	(223,585)
Interest expense	(604)
Net loss before income taxes	$(224,189)

**	Total activity during the three months ended March 31, 2012 pertain to oil and gas.

Identifiable assets by industry segment are as follows:

Oil and gas	$316,161
Manufacturing	236,121
Other	3,637,479
$4,189,761

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the former President and CEO of the Company. This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the three months ended March 31, 2013 and 2012, rent expense amounted to $3,940 and $3,986, respectively.

The Company’s manufacturing facilities are being leased from the former sole shareholder of Goldfield on a month-to-month basis at $7,000 per month.

In October 2012, Mr. Guy Peckham, the Company’s President, personally assumed $200,000 of the obligation the Company’s owes Santeo Financial for unpaid management fees. The $200,000 debt was not forgiven and the Company’s records indicate the $200,000 debt as being owed to Mr. Peckham as of March 31, 2013.  The $200,000 is non-interest bearing, unsecured, and due on demand.  Mr. Ruskowsky, the Company’s former president, provided services through a consulting agreement that the Company had with Santeo Financial Corp (“Santeo”). Mr. Ruskowsky owns a controlling interest in Santeo.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Under the terms of a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balance owed to Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. The remaining balance is fully due and payable on July 31, 2013. The balance owed at March 31, 2013 amounts to $141,693. Santeo consulting fees expensed for the three months ended March 31, 2013 and 2012 amounted to $0 and $45,000 respectively.

On October, 30 2012, the Company issued Mr. Guy Peckham, the Company’s current president 11,500,000 shares of its common stock for services. The 11,500,000 shares were valued at $149,500, which is being charged to operations over the three year term of the underlying agreement.

On February 4, 2013, the Company issued Mr. Guy Peckham, the Company’s current president 2,000,000 shares of its common stock for services. The 2,000,000 shares were valued at $700,000, which is being charged to operations over the three year term of the underlying agreement.

As of March 31, 2013, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

During the three months ended March 31, 2013, Mr. Guy Peckham has advanced the Company a total of $25,400. The advances are due on demand and bear interest at annual rate of 8% per annum. Interest accrued during the three month period and charged to operations totaled $417.

As of March 31, 2013, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company will pay him a consulting fee of $5,000 per month over the 30-month term of the agreement.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. As of May 30, 2013, no payments have been paid under this agreement

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	March 31,
	2013	2012

Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Stock based compensation	182,755	-
Net operating losses	157,384	1,360,950
	340,139	1,360,950
Less valuation allowance	(340,139)	(1,360,950)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2013 was $(136,920).

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at March 31, 2013 of approximately $157,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the three months ended March 31, 2013 and 2012.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

NOTE 9 - COMMON STOCK AND WARRANTS

For the three months ended March 31, 2013

As indicated in Note 1, the Company declared a 50-for-1 reverse stock split of its common stock on August 31, 2012.  All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

As discussed in Note 5 the Company issued on February 4, 2013 a total of 7,000,000 (post-split) shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $2,450,000. The $2,450,000 is being charged to operations over the three-year term of the respective agreement. As indicated in Note 5, Mr. Guy Peckham, the Company’s president, received 2,000,000 of the 7,000,000 shares issued. The 2,000,000 shares were valued at $700,000.

As discussed more fully in Note 3, the Company on March 1, 2013 issued 2,000,000 shares of its common stock in exchange all of the outstanding shares of Goldfield International, Inc. The 2,000,000 shares were valued at $900,000.

For the three months ended March 31, 2012

The Company did not issue any common shares during the three months ended March 31, 2012.

Options

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  As of March 31, 2013, the Company issued 2,500,000 common shares through the Plan.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following table sets forth common share purchase warrants (post-split) outstanding as of March 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2012	5,720	$12.50
Warrants granted	-	-
Warrants expired	(5,720)	$(12.50)
Balance, March 31, 2013	-	$-

NOTE 11 – SUBSEQUENT EVENTS

On April 17, 2013, the Company received $100,000 in the form of a loan evidenced by a promissory note. The loan is assessed interest at a rate of 12% per annum. The $100,000 principal and accrued interest are fully due and payable on April 17, 2014. Any portion of the balance of accrued interest and principal can be prepaid at any time prior to maturity. The lender also has the right prior to maturity to convert any all or any portion of accrued interest or principal into common shares of the Company at rate equal to the lessor of either $0.20 per share or a 20% discount to the 30 day volume weighted average price of the Company’s common shares.

In consideration for the above loan the Company agreed to pay the lender the greater of $50,000 or 5% of the net profits received by the Company under its anticipated joint venture with CSI Import and Export SA. The additional consideration is also due on maturity.

On April 24, 2013, the Company entered into a joint venture agreement with CSI Export and Import to mine copper ore on leased acreage in Chiapas, Mexico. For $100,000, the Company acquired a 50% interest in the joint venture which has a 25% participation interest in the production and sale of the indicated copper ore.

The Company sold a total of 900,000 shares of its common stock on various dates through May 23, 2013 in exchange for $45,000.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Value Measurement

The Company adopted ACS Topic 820-10, formerly Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“Topic 820-10”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets and liabilities required to be measured on a recurring basis. The adoption of Topic 820-10 did not impact the Company’s consolidated financial position or results of operations. Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under Topic 820-10 are described below:

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

Liquidity and Capital Resources.

For the Three-Month Period Ended March 31, 2013 versus March 31, 2012

During the three months ended March 31, 2013, net cash used in the Company’s operating activities totaled $(75,206) compared to $(9,870) during the three months ended March 31, 2012. During the three months ended March 31, 2013, net cash provided by investing activities totaled $nil compared to $47 during the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, net cash provided (used) in financing activities was $92,456 and $nil.  Financing activities for the three months ended March 31, 2013 included the cash balance of Goldfield on the date of acquisition totaling $127,056, advances from the Company’s president totaling $25,400, less the $60,000 distribution paid by Goldfield on the accrued distribution due its former shareholder. During the three months ended March 31, 2013, net cash increased $17,168 as compared to a decrease of $(9,796) during the three months ended March 31, 2012.

At March 31, 2013, the Company had cash of $26,498, accounts receivable of $24,295, inventories of $131,339 and prepaid expenses of $959,666 that comprised the Company’s total current assets totaling $1,141,798. The Company’s property and equipment at March 31, 2013 had a net book value of $102,982 consisting of equipment and furniture and fixtures net of accumulated depreciation of $3,469. The Company also had accumulated net capitalized costs of oil & gas properties, prepaid services, intangible assets, website development and deferred offering costs totaling $2,944,981 at March 31, 2013, while the Company’s total assets at March 31, 2013 were $4,189,761.

At March 31, 2013, the Company had total current liabilities totaling $893,640 consisting of $245,786 in accounts payable, $2,772 in accrued payroll, $8,921 due certain shareholders on their interest in the Company’s oil and gas net revenue, $59,950 in customer deposits and $576,211 in debt and other obligations due to related parties. Additionally, the Company’s long-term debt at March 31, 2013 included $12,111 on the Company’s accrued asset recovery obligations relating to its oil and gas properties.

Therefore, at March 31, 2013, the Company had total liabilities of $905,751. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At March 31, 2013, the Company had a stockholders’ deficit totaling $3,284,010 compared to $158,272 at the period ending March 31, 2012.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2013 versus March 31, 2012

The Company’s revenue for the three months ended March 31, 2013 was $75,855 with associated production, royalty and manufacturing costs of $58,604 as compared to March 31, 2012 revenue totaling $110,647 and with production and royalty costs for the year of $92,450. The Company incurred administrative expenses for the three months ended March 31, 2013 totaling $241,408 that included related party consulting non-cash fees of $47,618, related party rent of $4,740, professional fees of $38,471, and other general and administrative expenses of $150,579.  Administrative expense for the three months ended March 31, 2012 totaled $176,521 and included related party consulting fees of $45,000, related party rent of $3,986, professional fees of $122,603, and other general and administrative expenses of $4,932.

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

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support  operations involves risks and uncertainties and actual results could differ as a result of a number of factors. The Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan.  The operations of its oil and gas business are not expected to provide sufficient working capital to pursue this new line of business; therefore the Company will require additional financing to meet its objectives. Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder.  As part of the Goldfield acquisition,  the Company entered into a month to month lease for $8,000 per month. Finally, as part of that acquisition the Company entered into a consulting agreement with Goldfield’s former sole shareholder and officer that provides payments of $5,000 per month and a percentage of net sales generated from the Goldfield facilities.

On April 17, 2013, the Company received $100,000 in the form of a loan evidenced by a promissory note. The loan is assessed interest at a rate of 12% per annum. The $100,000 principal and accrued interest are fully due and payable on April 17, 2014. Any portion of the balance of accrued interest and principal can be prepaid at any time prior to maturity. The lender also has the right prior to maturity to convert any all or any portion of accrued interest or principal into common shares of the Company at rate equal to the lesser of either $0.20 per share or a 20% discount to the 30 day volume weighted average price of the Company’s common shares.

In consideration for the above loan the Company agreed to pay the lender the greater of $50,000 or 5% of the net profits received by the Company under its anticipated joint venture with CSI Import and Export SA. The additional consideration is also due on maturity.

On April 24, 2013, the Company entered into a joint venture agreement with CSI Export and Import SA to mine copper ore on leased acreage in Chiapas, Mexico. For $100,000, the Company acquired a 50% interest in the joint venture which has a 25% participation interest in the production and sale of the indicated copper ore.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued on February 4, 2013 a total of 7,000,000 (post-split) shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $2,450,000. The $2,450,000 is being charged to operations over the three-year term of the respective agreement. Mr. Guy Peckham, the Company’s president, received 2,000,000 of the 7,000,000 shares issued. The 2,000,000 shares were valued at $700,000.

The Company on March 1, 2013 issued 2,000,000 shares of its common stock in exchange all of the outstanding shares of Goldfield International, Inc. The 2,000,000 shares were valued at $900,000.

The Company sold a total of 900,000 shares of its common stock on various dates through May 23, 2013 in exchange for $45,000.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

The audit on Goldfield International, Inc. is not complete and the Company can’t file the financials of Goldfield within 75 days from its acquisition as required under rule 8-04 of Regulation SX.  However the Company will file an amendment to its Form 8-K filed the Commission on March 8, 2013 as soon as the audit is completed.

ITEM 6.     EXHIBITS

Exhibits filed herewith:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer and President Pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and President Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Interactive Data Files
*to be filed by exhibit

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MINERALRITE CORPORATION

Dated: May 31, 2013	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer