Form 10-Q
period 2013-06-30
MINERALRITE Corp
filed 2013-08-19
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

______________________________________
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
Yes  ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2013 was 55,239,900.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$128,096	$9,330
Accounts receivable	25,675	31,019
Inventories	89,502	-
Prepaid services	959,667	143,000

Total current assets	1,202,940	183,349

Property and equipment:
Equipment	99,750	-
Furniture and fixtures	8,701	1,851
Less: accumulated depreciation	(8,409)	(1,851)

Total property and equipment, net	100,042	-

Other assets:
Proved oil and gas properties, full cost method	533,440	533,140
Less: accumulated depletion	(248,868)	(231,082)
Unproved oil and gas properties	1,658	1,658
Prepaid services- long-term portion	1,496,661	262,054
Intangible assets	886,877	-
Website development, net	6,920	9,879
Investment in unconsolidated subsidiary	85,000	-
Deferred offering costs	-	19,415

Total other assets	2,761,688	595,064

Total assets	$4,064,670	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2013	2012

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$253,912	$203,621
Accrued payroll	9,367	-
Royalties due stockholders	11,642	11,982
Consulting fee payable	10,000	-
Customer deposits	116,875	-
Convertible debt, including accrued interest,
net of discounts	65,823	-
Debt and other obligations due related parties	363,000	392,546
Notes payable - other	181,301	-
Derivative liabilities	211,566	-
Total current liabilities	1,223,486	608,149

Long-term liabilities:
Asset retirement obligation	12,366	11,994

Total long-term liabilities	12,366	11,994

Total liabilities	1,235,852	620,143

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at June 30, 2013
and December 31, 2012	-	-
Common stock, par value $.001
Issued 55,239,900 shares at June 30, 2013
and 44,559,900 shares at December 31, 2012	55,240	44,560
Additional paid-in capital	9,822,255	6,395,877
Accumulated deficit	(7,032,453)	(6,266,031)
Other comprehensive gain/(loss)	(16,224)	(16,136)
Total stockholders' deficit	2,828,818	158,270

Total liabilities and stockholders' deficit	$4,064,670	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue from oil and gas activities	$ 27,345	$ 99,537	$ 85,885	$ 210,184
Net revenue from mining equipment manufacturing
activities	167,174	-	194,490	-
Total revenues	194,519	99,537	280,375	210,184

Cost of sales
Oil production activities	35,268	88,114	79,091	180,564
Mining equipment manufacturing activities	160,845	-	175,625	-
Total cost of sales	196,113	88,114	254,716	180,564

Gross profit (loss)	(1,594)	11,423	25,659	29,620

Operating expenses
Related party consulting fees (including stock based
compensation) *	70,792	45,000	118,410	90,000
Related party rent expense	4,393	3,968	8,332	7,954
Professional fees	92,464	28,059	130,935	150,662
General & administrative (including non-cash
compensation)*	250,031	3,984	401,413	8,916
Total operating expenses	417,680	81,011	659,090	257,532

Loss from operations	(419,274)	(69,588)	(633,431)	(227,912)

Other income (expenses)
Other income	3,466	-	4,039	-
Interest expense	(16,747)	(12,751)	(17,351)	(25,226)
Change in fair value of derivative liabilities	(119,679)	-	(119,679)	-
Total other income (expense)	(132,960)	(12,751)	(132,991)	(25,226)

Net Income (loss) before income taxes	$ (552,234)	$ (82,339)	$ (766,422)	$ (253,138)

Provision for income taxes	-	-	-	-

Net (loss)	(552,234)	(82,339)	(766,422)	(253,138)

Other comprehensive income
Foreign currency translation adjustment	(58)	11,282	(88)	18,283

Total comprehensive income (loss)	$ (552,292)	$ (71,057)	$ (766,510)	$ (234,855)

Net income (loss) per common share:

Income (loss) per share - Basic and diluted	$ (0.01)	$ (0.08)	$ (0.01)	$ (0.24)

Weighted average shares outstanding	54,581,438	1,006,653	52,056,917	1,059,825

*	Details of stock based compensation included within:
Related party consulting fees	$ 70,792	$ -	$ 118,410	$ -
General and administrative	169,125	-	280,316	-
Total	$ 239,917	$ -	$ 398,726	$ -

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(Formerly Royal Quantum Group, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,422)	$(253,138)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Amortization	2,572	-
Depreciation	4,776	-
Depletion	17,786	35,528
Amortization expense - discount of convertible debt	12,749	-
Offering costs charged to operations		98,357
Stock based compensation	398,726	-
Change in fair value of derivative liabilities	119,679	-
(Increase) decrease in accounts receivable	7,177	14,315
(Increase) decrease in inventories	10,199	-
(Increase) decrease in other assets	-	(1,500)
Increase (decrease) in accrued interest on notes and loans payable	4,415	25,226
Increase (decrease) in accounts payable and accrued expenses	83,977	9,166
Increase (decrease) in royalties due stockholders	(340)	(8,872)
Increase (decrease) in customer deposits	54,765	-
Increase (decrease) in related party debt and other obligations	(31,292)	67,000
Increase in asset recovery obligation	372	-
Net cash (used in) operating activities	(80,861)	(13,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	6,801
Equipment purchase	(2,000)	-
Acquisition of shareholder's interest in oil lease	(300)	-
Investment in unconsolidated subsidiary	(85,000)	-
Net cash provided by investing activities	(87,300)	6,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.	127,056	-
Proceeds from issuance of common stock	54,000
Proceeds from issuance of convertible debt	165,000
Loan advances from officer	30,700	-
Loan repayments to officer	(29,636)
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.	(60,000)	-
Net cash provided by (used in) financing activities	287,120	-

Effect of exchange rates on cash	(193)	(548)

Net (decrease) in cash and cash equivalents	118,766	(7,665)
Cash and cash equivalents - beginning of period	9,330	42,890
Cash and cash equivalents - end of period	$128,096	$35,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$681	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of stock based offering costs charged to expense	$-	$98,357
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$900,000	$-
Value of 7,000,000 shares of common stock issued for consulting services	$2,450,000	$-
Value of 600,000 shares of common stock issued cancellation of past due
account and legal fees	$30,000	$-
Discounts recorded on issuance of convertible debt	$22,471	$-
Fair value of derivative liabilities recognized on issuance of
convertible debt (Note 7)	$91,887	$-

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

On March 1, 2013, the Company acquired 100% of the total shares outstanding of Goldfield International, Inc. (“Goldfield”) in exchange for issuing 2,000,000 shares of its common stock. The acquisition was based the fair value of the shares issued amounting to $900,000. The accompanying unaudited condensed financial statements include the accounts and balances of the Company and also of Goldfield since the date of its acquisition. Goldfield is in the business of manufacturing gold mining equipment.

On April 24, 2013, the Company entered into a joint venture agreement with CSI Export and Import (“CSI”) to mine copper ore on leased acreage in Chiapas, Mexico. For $100,000, the Company acquired a 50% in the joint venture which has a 25% participation interest in the production and sale of the indicated copper ore. The Company accounts for its investment in with CSI under the equity method pursuant to ASC Topic 323-30.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31 2012 filed with the Commission on April 16, 2013.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. For the six months ended June 30, 2013, the Company had a net loss of $766,422 and accumulated deficit of $7,032,453. The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Six of the wells are currently producing as of June 30, 2013.  Total gross revenue generated from these six wells during the six months ended June 30, 2013 amounted to $85,885.  In addition, the Company on March 1, 2013

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

acquired Goldfield International, Inc. which had net sales for the four months ended June 30, 2013 of $194,490 and gross profit during the four month period of $18,865.  The net revenue generated from current operations in not sufficient to pay Company debts currently due or to fund future operations. The Company is seeking to raise additional funds; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to conform the 2012 amounts to the 2013 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MineralRite  Corporation  and its wholly-owned subsidiary, Goldfield International, Inc. (acquired on March 1, 2013. see Note 3) Intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of June 30, 2013, no allowances were required.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Sales and related costs are recognized on the completed contracts method at the time the product is shipped and title passes to the customer.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the three months ended June 30, 2013, and 2012 amounted to $3,158 and $0, respectively, Depreciation expense for the six months ended June 30, 2013, and 2012 amounted to $4,776 and $0, respectively,

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar.  For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-15 “Embedded Derivatives.”  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional convertible notes (see Note 7).  The embedded derivative includes the conversion feature of the notes.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the respective agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Concentrations of Credit Risk

The Company’s revenue is dependent upon the successful efforts of the respective well’s operator. Currently production from the Company’s six wells is sold to one customer.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2013 that have been excluded from the computation of diluted net loss per share consist of Unit holders’ options to convert their respective oil revenue interests into a total 10,900 (post-split)  shares of the Company’s common stock.  Potential common shares as of June 30, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 14,000 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 36,030 (post-split)  shares of the Company’s common stock.

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

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2013, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

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

NOTE 3 – ACQUISITION OF GOLDFIELD INTERNATIONAL, INC.

On March 1, 2013, the Company acquired the outstanding stock of Goldfield International, Inc., a manufacture of gold mining equipment and parts located in Lindon, Utah. The acquisition was a stock purchase and therefore encompasses all of Goldfield’s business operations.

In exchange for Goldfield’s outstanding stock, the Company issued 2,000,000 shares of its common stock. The Company valued the acquisition at the fair value of the shares it issued amounting to $900,000.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

In addition, the Company entered into separate agreement to acquire the personal goodwill of the seller for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. As of August 8, 2013, no payments have been paid under this agreement and the Company accrued interest of $1,301 on this obligation during the three month ended June 30, 2013, which was charged to operations

We valued the assets acquired and liabilities assumed as follows:

Current assets (including cash)	$226,809
Property and equipment	104,600
Intangibles and goodwill	886,877
Current liabilities, including
above indicating $100,000 debt	(318,286)

Total purchase price	$900,000

Management is still in the process of determining the intangibles acquired and their respective fair values.

NOTE 4 – INVESTMENT IN OIL & GAS PROPERTY

In March 2011, the Company acquired an 8% working interest (6.4% Net Revenue Interest [“NRI”]) in the Haggard #5-17 well located in Noble County, Oklahoma, USA. The Company capitalized $35,844 in development of this well. The well’s production commenced in 2011 and is still currently producing. A royalty consisting of 60% of the net revenue received from the production of the well will be distributed proportionally to the well’s investors.

In April and May 2011, the Company raised a total of $95,000 towards its share of the drilling and completion of the Bond #4 well through the issuance of 38 units. The Company has a 20% NRI in the Bond #4 well and each of the 38 units was priced at $2,500 per unit totaling $95,000 cash and consisted of 5,000 restricted common shares, a pro rata share of 60% of the net revenue generated from the production of the well, and warrants to purchase 10,000 shares of the Company’s common stock at $0.25 per share with an expiration date of October 2012. Each unit holder was granted the option to surrender their pro rata interest in the revenue from the well back to the company in exchange for 5,000 restricted common shares per unit surrendered. This option is exercisable for a period of 36 months from the date the investor receives the first revenue check. Of the $95,000 received, the Company allocated $20,936 towards the value of the investors’ 60% interest in the Company’s share of the well’s net revenue and credited this amount against the $93,332 it has currently paid and capitalized towards the drilling cost of the well. A consulting fee in connection with the offering was paid through the issuance of 3.4 units. The capitalized cost of the well was further reduced by the consultant’s allocated share in the well’s net revenue by $1,873. In November 2011, the Company received a refund of $7,771 from the well operator of costs related to this well, which reduced the capitalized cost allocated to this well. Total capitalized costs related to this well are $60,732.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

As of June 30, 2013, the Company’s accrued asset retirement obligation totaled $12,366. Accretion of the obligation charged to cost of oil and gas activities for the three months ended June 30, 2013 and 2012 amounted to $255 and $0, respectively. Accretion of the obligation charged to cost of oil and gas activities for the six months ended June 30, 2013 and 2012 amounted to $372 and $0, respectively. Depletion expense is also included in cost of oil and gas activities as reflected in the accompanying statements of operations. Depletion expense for the three months ended June 30, 2013 and 2012 amounted to $7,738 and $16,321, respectively. Depletion expense for the six months ended June 30, 2013 and 2012 amounted to $17,786 and $35,528, respectively.

NOTE 5 – PREPAID SERVICES

On February 4, 2013, the Company issued a total of 7,000,000 (post-split) shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $2,450,000. The $2,450,000 is being charged to operations over the three-year term of the respective agreement. Mr. Guy Peckham, the Company’s president, received 2,000,000 of the 7,000,000 shares issued. The 2,000,000 shares were valued at $700,000.

On October 30, 2012, the Company issued a total of 33,000,000 (post-split) shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $429,000. The $429,000 is being charged to operations over the three-year term of the respective agreement. As indicated in Note 6, Mr. Guy Peckham, the Company’s president, received 11,500,000 of the 33,000,000 shares issued. The 11,500,000 shares were valued at $149,500.

Consulting fees charged to operations during the three months ended June 30, 2013 and 2012 relating to these two transactions amounted to $239,917 and $0, respectively. Consulting fees charged to operations during the six months ended June 30, 2013 and 2012 relating to these two transactions amounted to $398,726 and $0, respectively. The unamortized balance at June 30, 2013 was $2,456,328. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

June 30,
2014	$959,667
2015	959,666
2016	536,995
$2,456,328

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the former President and CEO of the Company, who is still operating the Company’s oil and gas operations. This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the three months ended June 30, 2013 and 2012, rent expense amounted to $4,393 and $3,969 respectively. For the six months ended June 30, 2013 and 2012, rent expense amounted to $8,332 and $3,986, respectively.

The Company’s manufacturing facilities are being leased from the former sole shareholder of Goldfield on a month-to-month basis at $8,000 per month.

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

Under the terms a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balancing owing Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. The remaining balance became fully due and payable on May 1, 2013 and remains unpaid and the Company is in default under the agreement. The balance owed at June 30, 2013 amount to $132,193. Santeo consulting fees expensed for the three months ended June 30, 2013 and 2012 amounted to $0 and $45,000 respectively. Santeo consulting fees expensed for the six months ended June 30, 2013 and 2012 amounted to $0 and $90,000 respectively.

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

As of June 30, 2013, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

During the six months ended June 30, 2013, Mr. Guy Peckham has advanced the Company a total of $30,700 of which $28,954 was repaid during the same period. The advances are due on demand and bear interest at annual rate of 8% per annum. Interest accrued during the three months and six months ended June 30, 2013 amounted to $264 and $681, which have been paid accordingly.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

As of June 30, 2013, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company will pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. The Company has not made any payments towards this obligation and $10,000 has been accrued and charged to expenses as of June 30, 2013.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. The Company has not made any payments toward this obligation and has accrued $1,304 of interest as of June 30, 2013, which was charged to operations. The balance of this obligation as of June 30, 2013 is $101,301.

NOTE 7 – CONVERTIBLE DEBT

a.
On April 17, 2013, the Company borrowed $100,000 through the issuance of a convertible note. Under the terms of the note, the loan is assessed interest at a rate of 12% per annum and matures on April 17, 2014. The outstanding balance including principal and accrued interest is convertible in the Company’s common shares at a conversion price equal to the lessor of a) $0.20 per share; or b) 80% of the 30-day weighted average trading price of the Company’s common stock. As additional consideration, the lender was granted 5% of the Company’s net profits from its investment in CSI Imports & Export up to $50,000. The Company may prepay any portion owed with the payments first being applied to accrued interest and then to the net profit up to $50,000.

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.”  The proceeds of the financing are required to be bifurcated between the fair value of the 5% net profit participating interest and the fair value of the convertible note using a relative fair value approach based upon the total amount of the $100,000 debt. The fair value of the net profit participating interest amounted to $22,471, which was classified to paid-in capital with an offset to discount. As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative”.  The derivative component of the obligation was initially valued at $26,887 and classified under derivative liabilities with an offset to discounts on convertible debt. The total discount is being amortized to interest expense over the one-year term of the loan. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.13%, volatility of 200%, a trading price of $0.17 per share and conversion price to $0.2085 per share.

Interest accrued on the above convertible debt and charged to interest expense for the three and six months ended June 30, 2013 was $2,433.  Amortization of the discount for the three months and six month ended June 30, 2013 totaled $10,376 which was charged to interest expense. The balance of the convertible note at June 30, 2013, including accrued interest, net of the discount was $63,451.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

b.
The Company entered into an agreement with an unrelated third party to borrow up to a maximum of $315,000. On June 19, 2013 (the effective date of the agreement), the Company received the initial advance $65,000. Additional advances are solely at the discretion of the lender. In consideration for the funds borrowed, the Company is assessed a loan fee equal to 10% of the funds advanced and a closing and due diligence fee equal to 8% of the amount advanced. The outstanding balance including principal, accrued interest, and fees are convertible in the Company’s common shares at a conversion price equal to the lessor of a) $0.05 per share; or b) 60% of the lowest trade price in the 25 trading days prior to conversion. There is no interest charged for the first ninety days. However If the amounts due under this obligation is not fully paid with the ninety days, the total amount outstanding including accrued interest and fees will be assessed a one-time interest charge  of 12%.

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $76,700 debt ($65,000 advance plus fees totaling $11,700). As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation was initially valued at $65,000 (the fair value cannot initially exceed the amount of the advance) and classified under derivative liabilities with an offset to discounts on convertible debt. The discount along with the loan fees are being amortized to interest expense over the one year term of the loan. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.13%, volatility of 193.86%, a trading price of $0.05 per share and conversion price to $0.016 per share.

Amortization of the discount for the three months and six month ended June 30, 2013 totaled $2,372 which was charged to interest expense. The balance of the convertible note at June 30, 2013, including fees, net of the discount amounted to $2,372.

The Company valued the derivative liabilities at June 30, 2013 at $211,566 and recognized the change of $119,679 to operations. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.15%, volatility of 186.65%, a trading price of $0.04 per share and a conversion price ranging from $0.0373 to $0.016 per share.

NOTE 8 – INCOME TAXES

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	June 30,
	2013	2012

Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Stock based compensation	422,672	-
Net operating losses	339,765	1,391,787
	762,437	1,391,787
Less valuation allowance	(762,437)	(1,391,787)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2013 was $(559,218).

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at June 30, 2013 of approximately $340,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the six months ended June 30, 2013 and 2012.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

NOTE 9 – COMMON STOCK AND WARRANTS

For the three months ended June 30, 2013

During the three months ended June 30, 2013, the Company issued 1,080,000 shares of its common stock for $54,000.

During the three months ended June 30, 2013, the Company issued 600,000 shares of its common stock for past amounts due for accounting and legal services. The shares were valued $15,000. No gain or loss was recognized on the issuances.

For the three months ended June 30, 2012

The Company did not issue any common shares during the three months ended June 30, 2012.

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  As of June 30, 2013, the Company issued 3,100,000 common shares through the Plan.

Options

The following table sets forth common share purchase warrants (post-split) outstanding as of June 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2012	5,710	$12.50
Warrants granted	-	-
Warrants expired	(5,710)	$(12.50)
Balance, June 30, 2013	-	$-

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 10 – FAIR VALUE

The Company’s financial instruments at June 30, 2013 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at June 30, 2013 and 2012 approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which  are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

June 31, 2013:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Convertible debentures	-	$65,823	-	$65,823
Derivative liabilities	-	$211,566	-	$211,566

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE11 – SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide difference products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology.

For the six months ended June 30, 2013
	Revenues	Segment operating earnings	Depreciation depletion and amortization

Oil and gas	$85,885	$6,794	$18,158
Manufacturing *	194,490	18,865	4,131
	$280,375	$25,659	$22,289

*	Consist of only four months ended June 30, , 2013

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Six months	Six months
	ended	ended
	June 30, 2013	June 30, 2012 **

Segment operating earnings	$25,659
General and administrative expenses	(659,090)
Operating loss	(633,431)
Other income	4,039
Interest expense	(17,351)
Change in fair value of derivative
liabilities	(119,679)
Net loss before income taxes	$(766,422)

**	Total activity during the six months ended June 30, 2012 pertain to oil and gas.

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

For the three months ended June 30, 2013
	Revenues	Segment operating earnings	Depreciation depletion and amortization

Oil and gas	$27,345	$(7,923)	$7,991
Manufacturing	167,174	6,329	2,672
	$194,519	$(1,594)	$10,663

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Three months	Three months
	ended	ended
	June 30, 2013	June 30, 2012 **

Segment operating losses	$(1,594)
Other operating expenses	(417,680)
Operating loss	(419,274)
Other income	3,466
Interest expense	(16,747)
Change in fair value of derivative
liabilities	(119,679)
Net loss before income taxes	$(552,234)

**	Total activity during the three-month ended June 30, 2012 pertain to oil and gas.

Identifiable assets by industry segment are as follows:

Oil and gas	$298,854
Manufacturing	202,595
Other	3,563,221
$4,064,670

MINERALRITE CORPORATION
(FORMERLY ROYAL QUANTUM GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 12 – SUBSEQUENT EVENTS

On July 11, 2013, the Company issued Mr. Lloyd McEwan 300,000 shares of its common. The proceeds from the sale of these shares are to be used to reduce the amount due Mr. MCEwan for consulting fees due him (See Note 6.)

On July 16, 2013, the Company received $21,500 in exchange of issuing a non-conventional convertible note maturing on July 16, 2014. Under the terms of the loan, the Company was required to reserve 6,000,000 of its common stock for full conversion of the obligation,

On July 17, 2013, the Company received $30,000 in exchange of issuing a non-conventional convertible note maturing on July 31, 2014.

During July, 2013, the Company issued 600,000 shares of its common stock for past amounts due for accounting and legal services.

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

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Equipment sales and related costs are recognized on the completed contracts method at the time the product is shipped and title passes to the customer.

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

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Liquidity and Capital Resources.

For the Six-Month Period Ended June 30, 2013 versus June 30, 2012

During the six months ended June 30, 2103, net cash used in the Company’s operating activities totaled $(80,861) compared to $(13,918) during the six months ended June 30, 2012. During the six months ended June 30, 2013, net cash used in investing activities totaled $(87,300) compared to $6,801 provided by investing activities during the six months ended June 30, 2012. During the six months ended June 30, 2013, net cash provided by financing activities totaled $287,120 compared to $0 from financing activities during the six months ended June 30, 2012. During the six months ended June 30, 2013, net cash increased $118,766 as compared to a decrease of $(7,665) during the six months ended June 30, 2012.

At June 30, 2013, the Company had cash of $128,096, accounts receivable of $25,675, inventories of $89,502 and prepaid expenses of $959,667 that comprised the Company’s total current assets totaling $1,202,940. The Company’s property and equipment at June 30, 2013 had a net book value of $100,042 consisting of equipment and furniture and fixtures net of accumulated depreciation of $8,409. The Company also had accumulated net capitalized costs of oil & gas properties, prepaid services, intangible assets, website development and deferred offering costs totaling $2,761,688 at June 30, 2013, while the Company’s total assets at June 30, 2013 were $4,064,670.

At June 30, 2013, the Company had total current liabilities totaling $1,223,486 consisting of $253,912 in accounts payable, $9,367 in accrued payroll, $11,642 due certain shareholders on their interest in the Company’s oil and gas net revenue, $116,875 in customer deposits, $363,000 in debt and other obligations due to related parties, $181,301 in notes payable and 221,556 in derivative liabilities. Additionally, the Company’s long-term debt at June 30, 2013 included $12,366 on the Company’s accrued asset recovery obligations relating to its oil and gas properties.

Therefore, at June 30, 2013, the Company had total liabilities of $1,235,852. The Company had no other long-term liabilities, commitments or contingencies except for asset retirement obligation in amount of $12,366. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At June 30, 2013, the Company had a stockholders’ deficit totaling $2,828,818 compared to $158,270 at the year ending December 31, 2012.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2013 versus June 30, 2012

The Company’s revenue for the six months ended June 30, 2013 was $280,375 of which $85,885 was associated with oil and gas activities and $194,490 was associated with mining equipment manufacturing; with associated production, royalty and manufacturing costs of $254,716 as compared to June 30, 2012 revenue totaling $210,184, of which $210,184 were associated with oil and gas activities and $nil were associated with mining equipment manufacturing; with production and royalty costs for the period of $180,564. The Company incurred operating expenses for the six months ended June 30, 2013 totaling $659,090 that included related party consulting including stock based compensation of $118,410, related party rent of $8,332, professional fees of $130,935, and other general and administrative expenses that included non-cash fees of $401,413.  Operating expenses for the six months ended June 30, 2012 totaled $257,532 and included related party consulting fees including stock based compensation of $90,000, related party rent of $7,954, professional fees of $150,662, and other general and administrative expenses of $8,916.

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

In consideration for the above loan the Company agreed to pay the lender the greater of $50,000 or 5% of the net profits received by the Company under its joint venture with CSI Import and Export SA. The additional consideration is also due on maturity.

On April 24, 2013, the Company entered into a joint venture agreement with CSI Export and Import SA to mine copper ore on leased acreage in Chiapas, Mexico. For $100,000, the Company acquired a 50% in the joint venture which has a 25% participation interest in the production and sale of the indicated copper ore.

Additionally, the Company entered into an agreement with an unrelated third party to borrow up to a maximum of $315,000. On June 19, 2013 (the effective date of the agreement), the Company received the initial advance $65,000. Additional advances are solely at the discretion of the lender. In consideration for the funds borrowed, the Company is assessed a loan fee equal to 10% of the funds advanced and a closing and due diligence fee equal to 8% of the amount advanced. The outstanding balance including principal, accrued interest, and fees are convertible in the Company’s common shares at a conversion price equal to the lesser of a) $0.05 per share; or b) 60% of the lowest trade price in the 25 trading days prior to conversion. There is no interest charged for the first ninety days. However If the amounts due under this obligation is not fully paid with the ninety days, the total amount outstanding including accrued interest and fees will be assessed a one-time interest charge  of 12%.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2013.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Our former law firm, Egbert & Banres, P.C., brought an action against the Company to collect approximately $59,000 in legal fees which is included in accounts payable in the accompanying financial statements.  As of the date of this Current Report filed with the Commission, we are in the process of negotiating a settlement agreement.

The Company received a letter from the Alberta Securities Commission (“ASC”) on June 28, 2013 issuing a cease trade order citing the Company’s failure to file certain information with the ASC based upon our CEO’s Canadian citizenship.  The Company intends to comply with the informational requests of the ASC.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, the Company issued 1,080,000 shares of its common stock for $54,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D.

During the three months ended June 30, 2013, the Company issued 600,000 shares of its common stock for past amounts due for accounting and legal services. The shares were valued $15,000. No gain or loss was recognized on the issuances.

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
* to be filed by exhibit

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MINERALRITE CORPORATION

Dated: August 19, 2013	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer