Form 10-Q
period 2013-09-30
MINERALRITE Corp
filed 2013-11-19
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

801-796-8944
(Registrant’s telephone number, including area code)

_______________________________________
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
Yes  ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on November 18, 2013 was 55,239,900.

ii

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$47,929	$9,330
Accounts receivable	30,112	31,019
Inventories	57,467	-
Prepaid services	959,666	143,000
Loans receivable - related party	140,000	-

Total current assets	1,235,174	183,349

Property and equipment:
Equipment	99,750	-
Furniture and fixtures	8,701	1,851
Construction in progress	17,184	-
Less: accumulated depreciation	(13,431)	(1,851)

Total property and equipment, net	112,204	-

Other assets:
Proved oil and gas properties, full cost method	376,222	533,140
Less: accumulated depletion	(132,712)	(231,082)
Unproved oil and gas properties	1,658	1,658
Prepaid services- long-term portion	1,256,745	262,054
Intangible assets	886,877	-
Website development, net	5,792	9,879
Investment in unconsolidated subsidiary	85,000	-
Deferred offering costs	-	19,415

Total other assets	2,479,582	595,064

Total assets	$3,826,960	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2013	2012

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$276,995	$203,621
Accrued payroll	3,785	-
Royalties due stockholders	17,088	11,982
Consulting fee payable	8,000	-
Customer deposits	69,075	-
Convertible debt, including accrued interest,
net of discounts	263,536	-
Debt and other obligations due related parties	350,754	392,546
Notes payable - other	275,317	-
Derivative liabilities	375,184	-
Total current liabilities	1,639,734	608,149

Long-term liabilities:

Asset retirement obligation	8,773	11,994

Total long-term liabilities	8,773	11,994

Total liabilities	1,648,507	620,143

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at September 30, 2013
and December 31, 2012	-	-
Common stock, par value $.001
Issued 56,939,900 shares at September 30, 2013
and 44,559,900 shares at December 31, 2012	56,940	44,560
Additional paid-in capital	9,880,555	6,395,877
Accumulated deficit	(7,742,520)	(6,266,031)
Other comprehensive gain/(loss)	(16,522)	(16,136)
Total stockholders' deficit	2,178,453	158,270

Total liabilities and stockholders' deficit	$3,826,960	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue from oil and gas activities	$31,229	$71,802	$117,114	$281,986
Net revenue from mining equipment manufacturing
activities	164,568	-	359,058	-
Total revenues	195,797	71,802	476,172	281,986

Cost of sales
Oil production activities	30,704	48,670	72,624	133,627
Mining equipment manufacturing activities	153,481	-	329,107	-
Total cost of sales	184,185	48,670	401,731	133,627

Gross profit (loss)	11,612	23,132	74,441	148,359

Operating expenses
Royalty expense	17,817	21,825	54,988	117,432
Related party consulting fees (including stock based
compensation) *	85,578	45,000	203,987	135,000
Related party rent expense	8,456	3,956	24,789	11,909
Professional fees	74,526	36,154	205,461	186,816
General & administrative (including non-cash
compensation)*	300,437	6,175	753,849	15,092
Total operating expenses	486,814	113,110	1,243,074	466,249

Loss from operations	(475,202)	(89,978)	(1,168,633)	(317,890)

Other income (expenses)
Gain on extinguishment of debt	-	437,883	-	437,883
Other income	-	-	4,039	-
Interest expense	(56,247)	(3,291)	(73,598)	(28,517)
Change in fair value of derivative liabilities	(118,618)	-	(238,297)	-
Total other income (expense)	(174,865)	434,592	(307,856)	409,366

Net Income (loss) before income taxes	$(650,067)	$344,614	$(1,476,489)	$91,476

Provision for income taxes	-	-	-	-

Net Income (loss)	(650,067)	344,614	(1,476,489)	91,476

Other comprehensive income
Foreign currency translation adjustment	(287)	(5,774)	(375)	12,508

Total comprehensive income (loss)	$(650,354)	$338,840	$(1,476,864)	$103,984

Net income (loss) per common share:

Income (loss) per share - Basic and diluted	$(0.01)	$0.34	$(0.03)	$0.09

Weighted average shares outstanding	56,327,943	1,006,653	53,496,237	1,059,825

* Details of stock based compensation included within:
Related party consulting fees	$70,792	$-	$189,202	$-
General and administrative	229,125	-	509,441	-
Total	$299,917	$-	$698,643	$-

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,476,489)	$91,476
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Amortization	3,834	-
Depreciation	10,231	-
Depletion	21,442	48,647
Gain on settlement of indebtedness	-	(437,883)
Amortization of discounts on convertible debt charged to interest expense	53,149	-
Offering costs charged to operations		98,357
Stock based compensation	698,643	-
Change in fair value of derivative liabilities	238,297	-
(Increase) decrease in accounts receivable	10,740	21,694
(Increase) decrease in inventories	41,802	-
(Increase) decrease in other assets		(1,322)
Increase (decrease) in accrued interest on notes and loans payable	19,563	28,517
Increase (decrease) in accounts payable and accrued expenses	116,420	55,753
Increase (decrease) in royalties due stockholders		(17,576)
Increase (decrease) in customer deposits	6,965	-
Increase (decrease) in related party debt and other obligations	(28,686)	84,500
Increase in asset recovery obligation	785	-
Net cash (used in) operating activities	(283,304)	(27,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	9,681
Equipment purchase	(2,000)	-
Cost of construction	(17,184)	-
Acquisition of shareholder's interest in oil lease	(300)	-
Investment in unconsolidated subsidiary	(85,000)	-
Net cash provided by investing activities	(104,484)	9,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.	127,056	-
Proceeds from issuance of common stock	54,000	-
Deferred offering costs	-	(12,210)
Payment in connection with settlement of indebtedness	-	(2,461)
Proceeds from issuance of convertible debt	353,500	-
Advances from unrelated third party	92,000	-
Loan advances from officer	30,700	-
Loan repayments to officer	(30,700)	-
Advances to unconsolidated subsidiary	(140,000)	-
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.	(60,000)	-
Net cash provided by (used in) financing activities	426,556	(14,671)

Effect of exchange rates on cash	(169)	(698)

Net (decrease) in cash and cash equivalents	38,599	(33,525)
Cash and cash equivalents - beginning of period	9,330	42,890
Cash and cash equivalents - end of period	$47,929	$9,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$886	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of stock based offering costs charged to expense	$-	$98,357
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$900,000	$-
Value of 8,700,000 shares of common stock issued for consulting services	$2,486,000	$-
Value of 600,000 shares of common stock issued cancellation of past due
account and legal fees	$30,000	$-
Discounts recorded on issuance of convertible debt	$22,471	$-
Fair value of derivative liabilities recognized on issuance of
convertible debt (Note 7)	$91,887	$-
Net loss on sale of oil leases charged against the capitlized cost center	$119,813

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31 2012 filed with the Commission on April 16, 2013.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. For the nine months ended September 30, 2013, the Company had a net loss of $1,476,489 and accumulated deficit of $7,742,520. The Company has raised sufficient funds through the private sale of participating units to acquire working interests in nine oil and gas wells. Three of the wells are currently producing as of September 30, 2013.  Total gross revenue generated from the Company’s oil and gas activities during the nine months ended September 30, 2013 amounted to $117,114. During the three months ended September 30, 2013,

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

the Company sold three of its oil and gas leases to the Operator in exchange for $8,000 and the cancellation of debt due the Operator for lease operating costs totaling $25,399.  In addition, the Company on March 1, 2013 acquired Goldfield International, Inc. which had net sales for the seven months ended September 30, 2013 of $359,058 and gross profit during the seven month period of $29,951.  The net revenue generated from current operations in not sufficient to pay Company debts currently due or to fund future operations. The Company is seeking to raise additional funds; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of September 30, 2013, no allowances were required.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Sales and related costs are recognized on the full cost method at the time the product is shipped and title passes to the customer.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the three months ended September 30, 2013, and 2012 amounted to $5,455 and $0, respectively, Depreciation expense for the nine months ended September 30, 2013, and 2012 amounted to $10,231 and $0, respectively.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2013 that have been excluded from the computation of diluted net loss per share consist of Unit holders’ options to convert their respective oil revenue interests into a total 4,350 (post-split)  shares of the Company’s common stock and $214,500 of debt convertible into a variable number of common shares (See Note 7).  Potential common shares as of September 30, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 14,000 (post-split) shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 24,030 (post-split)  shares of the Company’s common stock.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2013, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In addition, the Company entered into separate agreement to acquire the personal goodwill of the seller for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. As of November 15, 2013, no payments have been paid under this agreement and the Company accrued interest of $2,016 on this obligation during the three months ended September 30, 2013, which was charged to operations. Accrued interest for the nine months ended September 30, 2013 amounted to $3,317, which was charged to operations.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

As of September 30, 2013, the Company’s accrued asset retirement obligation totaled $8,733. Accretion of the obligation charged to cost of oil and gas activities for the three months ended September 30, 2013 and 2012 amounted to $(3,593) and $0, respectively. Accretion of the obligation charged to cost of oil and gas activities for the Nine months ended September 30, 2013 and 2012 amounted to $(3,221) and $0, respectively. Depletion expense is also included in cost of oil and gas activities as reflected in the accompanying statements of operations. Depletion expense for the three months ended September 30, 2013 and 2012 amounted to $3,656 and $13,119, respectively. Depletion expense for the nine months ended September 30, 2013 and 2012 amounted to $21,442 and $48,467, respectively.

In September 2013, the Company sold three leases to its operator for $8,000 and cancelation of debt owed the operator on past lease operating costs totaling $25,399. The net cost of the three wells that was charged against the oil properties cost center totaled $153,212.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Consulting fees charged to operations during the three months ended September 30, 2013 and 2012 relating to these two transactions amounted to $239,917 and $0, respectively. Consulting fees charged to operations during the nine months ended September 30, 2013 and 2012 relating to these two transactions amounted to $638,643 and $0, respectively. The unamortized balance at September 30, 2013 was $2,216,411. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

September 30,
2014	$959,667
2015	959,666
2016	297,077
$2,216,411

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has entered into a month-to-month lease agreement with Trio Gold for an office in Calgary, Alberta, Canada. Trio Gold’s President is the father of Ron Ruskowsky, the former President and CEO of the Company, who is still managing the Company’s oil and gas operations. This lease can be canceled on one month’s written notice. The lease agreement was amended in February 2011 which increased rental payments from approximately $450 to $1,300 per month plus applicable taxes.  For the three months ended September 30, 2013 and 2012, rent expense amounted to $1,256 and $3,956 respectively. For the nine months ended September 30, 2013 and 2012, rent expense amounted to $9,589 and $11,909, respectively.

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

Under the terms a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balancing owing Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. The remaining balance became fully due and payable on May 1, 2013 and remains unpaid and the Company is in default under the agreement.. Santeo’s consulting fees expensed for the three months ended September 30, 2013 and 2012 amounted to $0 and $45,000 respectively. Santeo consulting fees expensed for the nine months ended September 30, 2013 and 2012 amounted to $0 and $135,000 respectively.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Santeo Financial and Mr. Peckham canceled the assignment of $200,000 of the Santeo debt that was assigned to Mr. Peckham and the $200,000 note payable from Mr. Peckham to Santeo and as a result the entire $397,193 was payable to Santeo. Santeo then assigned a portion of its interest in the Note to several third parties. In September 2013, Santeo and these third party creditors filed suit against the Company for collection. The total amount indicated as being owed by these creditors pursuant to their complaint amounts to $397,193. The parties agreed to settle the entire debt  for 30,000,000 shares of its common stock and the conveyance of its interests in its oil properties subject to court approval. The Court is currently considering the offer and is expected to rule on it before the end of the year.

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

As of September 30, 2013, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

During the nine months ended September 30, 2013, Mr. Guy Peckham has advanced the Company a total of $30,700 of which $30,700 was repaid during the same period. The advances are due on demand and bear interest at annual rate of 8% per annum. As of September 30, 2013, the Company repaid the full total amount of the advances and accrued interest of $698. Interest accrued during the three months and nine months ended September 30, 2013 amounted to $17 and $698, respectively.

As of September 30, 2013, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company will pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. The Company has not made any payments towards this obligation and $25,000 has been accrued and charged to expenses as of September 30, 2013.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. The Company has not made any payments toward this obligation and has accrued of interest that was charged to operations for the three and nine months ended September 30, 2013 amounting to $2,016 and $3,317, respectively.

During the three months ended September 30, 2013, the Company advanced CSI Export and Import $140,000, which is non-interest bearing and due on demand.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Interest accrued on the above convertible debt and charged to interest expense for the three and nine months ended September 30, 2013 was $3,025 and $5,427, respectively. Amortization of the discount for the three months and nine month ended September 30, 2013 totaled $12,518 and $22,894, respectively, that was charged to interest expense. The balance of the convertible note at September 30, 2013, including accrued interest, net of the discount was $78,994.

b.
The Company entered into an agreement with an unrelated third party to borrow up to a maximum of $315,000. On June 19, 2013 (the effective date of the agreement), the Company received the initial advance $65,000. The Company received an additional advance of $25,000 on September 26, 2013. Further advances are solely at the discretion of the lender. In consideration for the funds borrowed, the Company is assessed a loan fee equal to 10% of the funds advanced and a closing and due diligence fee equal to 8% of the amount advanced. The outstanding balance including principal, accrued interest, and fees are convertible in the Company’s common shares at a conversion price equal to the lessor of a) $0.05 per share; or b) 60% of the lowest trade price in the 25 trading days prior to conversion. There is no interest charged for the first ninety days. However If the amounts due under this obligation is not fully paid with the ninety days, the total amount outstanding including accrued interest and fees will be assessed a one-time interest charge  of 12%. The Company accrued interest during the three months ended September 30, 2013 of $9,204, which was charged to operations.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $106,200 debt ($90,000 advances plus fees totaling $16,200). As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation was initially valued at $90,000 (the fair value cannot initially exceed the amount of the advances) and classified under derivative liabilities with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective one year term of each advance. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rates ranging from .09% to 0.13%, volatility ranging from 193.86% to 235.25%, and trading prices ranging from $.03 to $0.05 per share and conversion prices ranging from $0.012 to $0.016 per share.

Amortization of the discounts for the three months and nine month ended September 30, 2013 totaled $20,003 and $22,376, respectively, which were charged to interest expense. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $31,580.

c.
On July 16, 2013, the Company borrowed $20,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on April 16, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on January 12, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $583. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $20,583.

On August 28, 2013, the Company borrowed $20,000 from the same lender as discussed above through the issuance of a convertible note. Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on May 28, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on February 24, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $336. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $20,337.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

d.
On July 17, 2013, the Company borrowed $28,500 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 12% per annum and matures on July 31, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments without penalty.  Commencing on January 13, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the market price equal to the average of the three lowest trading prices during the 30 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $1,091. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $29,590.

e.
On July 26, 2013, the Company borrowed $20,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is non-interest bearing and matures on January 26, 2014. The note holder has the right to convert the outstanding balance into the Company’s common shares at a conversion price equal to 50% of the average of the three lowest trading prices during the 10 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $20,000. As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation was initially valued at $20,000 and classified under derivative liabilities with an offset to discounts on convertible debt. The discount is being amortized to interest expense over the respective six month term of the loan. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rates of .07% volatility of 181.75%, and trading prices of $.04.

Amortization of the discount for the three months and nine months ended September 30, 2013 totaled $6,778, which was charged to interest expense. The balance of the convertible note at September 30, 2013 net of the discount was $6,777.

f.
On August 16, 2013, the Company borrowed $10,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 15% per annum and matures on June 13, 2014 when principal and accrued interest becomes fully due and payable. The terms of the note permit prepayments with penalties.  Commencing on February 12, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 20 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Accrued interest charged to operations for the three months and nine month ended September 30, 2013 totaled $185. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $10,185.

g.
On September 11, 2013, the Company borrowed $65,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on June 13, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $3,000, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments. Commencing on March 10, 2013, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 58% of the market price equal to the average of the three lowest trading prices during the 10 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $490. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $65,490.

A recap of the balance of outstanding convertible debt at September 30, 2013 is as follows:

Principal balance	$377,200
Accrued interest	16,245
Less discounts and
Fees, net of accumulated
amortization	(129,909)
$263,536

The Company valued the derivative liabilities at September 30, 2013 at $375,184 and recognized a change in the fair value of derivative liabilities for the three months and nine months ended September 30, 2013 of $118,617 and $238,296, respectively which was charged to operations.  In determining the indicated values at September 30, 2013, the Company used the Black Scholes Option Model with risk-free interest rates ranging from .01% to .04%, volatility ranging from 233.88% to 273.61%, a trading price of $0.03 per share and a conversion price ranging from $0.01 to $0.0224 per share.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	September 30,
	2013	2012

Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Stock based compensation	245,680	-
Net operating losses	229,737	1,391,787
	475,417	1,391,787
Less valuation allowance	(475,417)	(1,391,787)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2013 was $(916,370).

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at September 30, 2013 of approximately $676,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the nine months ended September 30, 2013 and 2012.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 – COMMON STOCK AND WARRANTS

For the three months ended September 30, 2013

During the three months ended September 30, 2013, the Company issued 1,700,000 shares of its common stock consisting of 300,000 common shares, the value of which is to be applied against the consulting fees due the former President of Goldfield valued at $12,000, 300,000 common shares issued to the Company’s outside accountant for services valued at $12,000, 300,000 common shares issued to the Company’s legal counsel for services valued at $12,000, and 800,000 shares issued to three consultants for services rendered valued at $24,000, which was charged to operations.

For the three months ended September 30, 2012

The Company did not issue any common shares during the three months ended September 30, 2012.

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  As of September 30, 2013, the Company issued 3,100,000 common shares through the Plan.

Options

The following table sets forth common share purchase warrants (post-split) outstanding as of September 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2012	5,710	$12.50
Warrants granted	-	-
Warrants expired	(5,710)	$(12.50)
Balance, September 30, 2013	-	$-

NOTE 10 – FAIR VALUE

The Company’s financial instruments at September 30, 2013 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at September 30, 2013 and 2012 approximate fair market value because of their nature and respective durations.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

September 30, 2013:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Convertible debentures	-	$265,536	-	$265,536
Derivative liabilities	-	$375,184	-	$375,184

NOTE 11 – SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide difference products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology.

For the nine months ended September 30, 2013

	Revenues	Segment operating earnings (losses)	Depreciation depletion and amortization

Oil and gas	$117,114	$(44,489)	$21,442
Manufacturing *	359,058	(29,951)	8,668
	$476,172	$(74,440)	$30,110

* Consist of only seven months ended September 30, , 2013

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Nine months	Nine months
	ended	ended
	September 30, 2013	September 30, 2013**

Segment operating earnings	$(74,440)
General and administrative expenses	(1,094,193)
Operating loss	(1,168,633)
Other income	4,039
Interest expense	(73,598)
Change in fair value of derivative
liabilities	(238,297)
Net loss before income taxes	$(1,476,489)

** Total activity during the nine months ended September 30, 2012 pertain to oil and gas.

For the three months ended September 30, 2013

	Revenues	Segment operating earnings	Depreciation depletion and amortization

Oil and gas	$31,229	$(525)	$3,656
Manufacturing	164,568	(11,087)	4,537
	$195,797	$(11,612)	$8,193

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion, and amortization and are reconciled to loss from operations before income tax as follows:

	Three months	Three months
	ended	ended
	September 30, 2013	September 30, 2012 **

Segment operating losses	$(11,612)
Other operating expenses	(463,590)
Operating loss	(475,202)
Other income	-
Interest expense	(56,247)
Change in fair value of derivative
liabilities	(118,618)
Net loss before income taxes	$(650,067)

** Total activity during the three-month ended September 30, 2012 pertain to oil and gas.

Identifiable assets by industry segment are as follows:

Oil and gas	$272,629
Manufacturing	172,321
Other	-
$444,950

For the three months ended September 30, 2013

	Revenues	Segment operating earnings	Depreciation depletion and amortization

Oil and gas	$31,229	$(525)	$3,656
Manufacturing	164,568	(11,087)	4,537
	$195,797	$(11,612)	$8,193

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Liquidity and Capital Resources.

For the Nine-Month Period Ended September 30, 2013 versus September 30, 2012

During the nine months ended September 30, 2013, net cash used in the Company’s operating activities totaled $(283,304) compared to $(27,837) during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, net cash used in investing activities totaled $(104,484) compared to $9,681 provided by investing activities during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, net cash provided by financing activities totaled $426,556 compared to $(14,671) used in financing activities during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, net cash increased $38,599 as compared to a decrease of $(33,525) during the nine months ended September 30, 2012.

At September 30, 2013, the Company had cash of $47,929, accounts receivable of $30,112, inventories of $57,467 and prepaid expenses of $959,666 that comprised the Company’s total current assets totaling $1,235,174. The Company’s property and equipment at September 30, 2013 had a net book value of $112,204 consisting of equipment and furniture and fixtures net of accumulated depreciation of $13,431. The Company also had accumulated net capitalized costs of oil & gas properties, prepaid services, intangible assets, website development and deferred offering costs totaling $2,479,582 at September 30, 2013, while the Company’s total assets at September 30, 2013 were $3,826,960.

At September 30, 2013, the Company had total current liabilities totaling $1,639,734 consisting of $276,995 in accounts payable, $3,785 in accrued payroll, $17,088 due certain shareholders on their interest in the Company’s oil and gas net revenue, $8,000 in consulting fees, $69,075 in customer deposits, $263,536 in convertible debt including accrued interest, $350,754 in debt and other obligations due to related parties, $275,317 in notes payable and $375,184 in derivative liabilities. Additionally, the Company’s long-term debt at September 30, 2013 included $8,773 on the Company’s accrued asset recovery obligations relating to its oil and gas properties.

Therefore, at September 30, 2013, the Company had total liabilities of $1,648,507. The Company had no other long-term liabilities, commitments or contingencies except for asset retirement obligation in amount of $8,773. Other than the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At September 30, 2013, the Company had a stockholders’ deficit totaling $2,178,453 compared to $158,270 at the year ending December 31, 2012.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2013 versus September 30, 2012

The Company’s revenue for the nine months ended September 30, 2013 was $476,172 of which $117,114 was associated with oil and gas activities and $359,058 was associated with mining equipment manufacturing; with associated production, royalty and manufacturing costs of $401,731 as compared to September 30, 2012 revenue totaling $281,986, of which $281,986 were associated with oil and gas activities and $nil were associated with mining equipment manufacturing; with production and royalty costs for the period of $133,627. The Company incurred operating expenses for the nine months ended September 30, 2013 totaling $1,243,074 that included royalty expenses of $54,988, related party consulting including stock based compensation of $203,987, related party rent of $24,789, professional fees of $205,461, and other general and administrative expenses that included non-cash fees of $753,849.  Operating expenses for the nine months ended September 30, 2012 totaled $466,249 and included royalty expenses of $117,432, related party consulting fees including stock based compensation of $135,000, related party rent of $11,909, professional fees of $186,816, and other general and administrative expenses of $15,092.

For the Three Months Ended September 30, 2013 versus September 30, 2012

The Company’s revenue for the three months ended September 30, 2013 was $195,797 of which $31,229 was associated with oil and gas activities and $164,568 was associated with mining equipment manufacturing; with associated production, royalty and manufacturing costs of $184,185 as compared to September 30, 2012 revenue totaling $71,802, of which $71,802 were associated with oil and gas activities and $nil were associated with mining equipment manufacturing; with production and royalty costs for the period of $23,132. The Company incurred operating expenses for the three months ended September 30, 2013 totaling $486,814 that included royalty expenses of $17,817, related party consulting including stock based compensation of $85,578, related party rent of $8,456, professional fees of $74,526, and other general and administrative expenses that included non-cash fees of $300,437.  Operating expenses for the three months ended September 30, 2012 totaled $113,110 and included royalty expenses of $21,825, related party consulting fees including stock based compensation of $45,000, related party rent of $3,956, professional fees of $36,154, and other general and administrative expenses of $6,175.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s new business focus is to enter the business of mineral processing, certification, equipment manufacturing and sales. The CEO has engaged a management team experienced in creating and operating mining companies and intends to focus on the identification, certification and sale of undervalued assets. The company plans to engage in the extraction of precious metals from ore bodies and reclaimed tailings. The Company intends to continue to raise additional capital for this new line of business although no assurances can be made that it will be successful in doing so or that if it is, that the terms of such additional financing will be favorable to the company and its existing shareholders.

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support operations involves risks and uncertainties and actual results could differ as a result of a number of factors. The Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan.  The operations of its oil and gas business are not expected to provide sufficient working capital to pursue this new line of business and the Company has entered into a settlement agreement with Santeo Financial that involves the divestiture of its oil and gas properties in the settlement of debt of approximately $397,193;  the Company will require additional financing to meet its objectives. Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder in 2013, the Company has entered into a month to month lease for $8,000 per month. Finally, as part of that acquisition the Company entered into a consulting agreement with Goldfield’s former sole shareholder and officer that provides payments of $5,000 per month and a percentage of net sales generated from the Goldfield facilities.

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

On July 16, 2013, the Company borrowed $20,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on April 16, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on January 12, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”  Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $583. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $20,583.

On August 28, 2013, the Company borrowed $20,000 from the same lender as discussed above through the issuance of a convertible note. Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on May 28, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on February 24, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.”  Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $336. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $20,337.

On July 17, 2013, the Company borrowed $28,500 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 12% per annum and matures on July 31, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments without penalty.  Commencing on January 13, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the market price equal to the average of the three lowest trading prices during the 30 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”  Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $1,091. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $29,590.

On July 26, 2013, the Company borrowed $20,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is non-interest bearing and matures on January 26, 2014. The note holder has the right to convert the outstanding balance into the Company’s common shares at a conversion price equal to 50% of the average of the three lowest trading prices during the 10 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”  The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $20,000. As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation was initially valued at $20,000 and classified under derivative liabilities with an offset to discounts on convertible debt. The discount is being amortized to interest expense over the respective six month term of the loan. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rates of .07% volatility of 181.75%, and trading prices of $.04.  Amortization of the discount for the three months and nine months ended September 30, 2013 totaled $6,778, which was charged to interest expense. The balance of the convertible note at September 30, 2013 net of the discount was $6,777.

On August 16, 2013, the Company borrowed $10,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 15% per annum and matures on June 13, 2014 when principal and accrued interest becomes fully due and payable. The terms of the note permit prepayments with penalties.  Commencing on February 12, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 20 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”  Accrued interest charged to operations for the three months and nine month ended September 30, 2013 totaled $185. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $10,185.

On September 11, 2013, the Company borrowed $65,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on June 13, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $3,000, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments. Commencing on March 10, 2013, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 58% of the market price equal to the average of the three lowest trading prices during the 10 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on effective date under ASC Topic 815-15 “Embedded Derivative.”  Accrued interest and amortization of the loan fee charged to operations for the three months and nine month ended September 30, 2013 totaled $490. The balance of the convertible note at September 30, 2013, including fees, net of the discounts amounted to $65,490.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Santeo Financial and Mr. Peckham canceled the assignment of $200,000 of the Santeo debt that was assigned to Mr. Peckham and the $200,000 note payable from Mr. Peckham to Santeo and as a result the entire $397,193 was payable to Santeo. Santeo then assigned a portion of its interest in the Note to several third parties. In September 2013, Santeo and these third party creditors filed suit against the Company for collection. The total amount indicated as being owed by these creditors pursuant to their complaint amounts to $397,193. The parties agreed to settle the entire debt  for 30,000,000 shares of its common stock and the conveyance of its interests in its oil properties subject to court approval. The Court is currently considering the offer and is expected to rule on it before the end of the year.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company issued 1,700,000 shares of its common stock consisting of 300,000 common shares, the value of which is to be applied against the consulting fees due the former President of Goldfield valued at $12,000, 300,000 common shares issued to the Company’s outside accountant for services valued at $12,000, 300,000 common shares issued to the Company’s legal counsel for services valued at $12,000, and 800,000 shares issued to three consultants for services rendered valued at $24,000, which was charged to operations.  The transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) or were issued under the Company’s 2012 Stock Incentive Plan.  No gain or loss was recognized on the issuances.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

Roger Jensen, one of the Company’s directors resigned his position on or about November 14, 2013 in order to pursue other business interests.  There were no The board of directors accepted Mr. Jenson’s resignation effective immediately and expresses the Company’s gratitude for his efforts and services to date.

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

MINERALRITE CORPORATION

Dated: November 18, 2013	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer