Form 10-K
period 2013-12-31
MINERALRITE Corp
filed 2014-05-21
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on April 10, 2014 was 167,008,445 shares.

ii

MINERALRITE CORPORATION

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

■	our ability to diversify our operations;

■	exploration risks such as drilling unsuccessful wells;

■	our ability to attract key personnel;

■	our ability to operate profitably;

■	our ability to efficiently and effectively finance our operations, and/or purchase orders;

■	inability to achieve future sales levels or other operating results;

■	inability to raise additional financing for working capital;

■	inability to efficiently manage our operations;

■	the inability of management to effectively implement our strategies and business plans;

■	the unavailability of funds for capital expenditures and/or general working capital;

■
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

■	deterioration in general or regional economic conditions;

■	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

■	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

The Company’s Existing and Planned Business Expansion.  MineralRite has focused on the mining operations and the acquisition, exploration and development of mining opportunities.

In March, 2013, the Company acquired Goldfield International, Inc., a Utah corporation (“Goldfield”) in exchange for 2,000,000 shares of the Company’s Common Stock and cash of $100,000.  Goldfield is one of the largest manufacturers of professional alluvial gold, diamond and other gem stone recovery equipment in the United States and has been in business since 1976. Glodfield also designs and manufactures equipment for environmental clean-up projects, including barges, clarifiers, lead recovery systems, dryers, conveyors and hoppers and other mechanical equipment.  Goldfield equipment has been shipped to 32 countries on 6 continents.

The acquisition of Goldfield was the first step in the Company’s plan to enter into mineral processing and certification operations, using new management’s expertise and methods in mineral enhancement technologies to provide value-added services to the mining industry.  The Company will employs methods long known to and used by the industry, with certain differences in application and timing, which differences the Company believes are proprietary in nature.  The primary focus of the mineral extraction process in the natural resource sector is gold.  Management plans to utilize a proprietary technology for the extraction of precious metals from ore bodies, reclaimed mine tailings and high-value concentrate material. This process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides from raw ore.  The process involves taking carbon from customers, recycling and reactivating it while extracting gold and precious metals.  The carbon would be returned to the Company’s customers for reuse in precious metal recovery. The process does so without the use of traditional mineral leaching agents like arsenic and cyanide, highly toxic substances that can find their way into water supplies and pollute rivers and aquifers. Many gold mining and recovery groups rely on these hundred year old processes to separate gold from ores and waste rock with little regard for long term environmental damage. It is our intention to focus on environmentally conscious methods of recovery and refinement that leverage new technologies that may reduce the potential for environmental damage. This next step in the Company’s business plan will require, among other things, additional capital, additional facilities and additional personnel, none of which are immediately available to the Company. If the Company is not able to secure these things it will not be able to execute on the next step of its business plan.

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

Government Regulation in General

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

The transportation and sales of certain chemicals used in mining operation in interstate commerce are heavily regulated by agencies of the federal government. Production and mining activities will be affected to some degree by state regulations. Any exploration, production or mining on federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration, production or mining activity on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Environmental Regulation.  Mining exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations generally require the acquisition of a permit before mining commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with mining and production activities, limit or prohibit construction or mining extraction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon the Company regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect the Company’s operations and financial position, as well as the mining industry in general.

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

Employees and Consultants. As of December 31, 2013, the Company has 1 full-time employee and no part-time employees, as all operations are conducted at the subsidiary level. Company management believes that they may need to hire additional employees in the next twelve months. From time-to-time, Company management anticipates that they may use the services of independent contractors and consultants to support the Company’s expansion and business development.

To ensure continuity with its acquisition of Goldfield, the Company entered into a 30 month consulting agreement with its former owner, Lloyd McEwan (the “Consulting Agreement”). Under the terms of that Consulting Agreement which began May 1, 2013, Mr. McEwan is entitled receive a consulting fee of $5,000 per month. Currently the Company is accruing these fees and is has not been paying them in an effort to conserve cash.   In addition Mr. McEwan is entitled to receive 5% of any net profits the Company realizes from the sale of products or materials of its facility located at 55 South Geneva Road in Lindon Utah. Net profits are defined by the parties as “[profit] after deducting all costs associated with the transaction, including employee costs directly associated with the project. MineralRite management salaries and administrative costs shall not exceed 15% of the gross profits.”  This percentage of profits payment continues indefinitely; however it only applies to products and materials sold from that location. Thus, if the Company sells products or materials from another location, this payment would not be due or owing.  Likewise if the Company provided services from the Geneva Road location, the payment would not be due and owing.

ITEM 1A.   RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of the Company’s common stock. The risks described below are those that Company management currently believes may materially affect the Company.

Risks Related to the Company’s Business

The Company derives revenues from companies in the mining industry, which is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of precious metals and gem stone prices.

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in commodity prices or otherwise, could adversely impact the Company in many ways by negatively affecting its sales and results of operations.  Likewise volatility in precious metals and gem stone prices are likely to continue. Depending on the market prices of gold, silver, platinum, palladium and gem stones, mining companies may cancel or curtail their mining projects, thereby reducing demand for the Company’s alluvial mining equipment and services. Many factors beyond the Company’s control affect precious metal and gem prices and the resultant demand for our equipment and services, including but not limited to:

■ exploration and production costs;
■ the discovery rate of new precious metal and gem stone deposits;
■ the rate of depletion of existing and new precious metal and gem stone deposits;
■ the ability of mining companies to raise capital;
■ political instability in precious metal and gem stone producing regions;
■ economic conditions in the United States and elsewhere;
■ governmental regulations, both domestic and foreign;
■ domestic and foreign tax policy;
■ weather conditions in the United States and elsewhere; and
■ the overall supply and demand for commodities.

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

The Company’s planned venture into precious metal extraction is a start-up enterprise with very limited operating and no meaningful financial history on which prospective investors might attempt to predict future performance.  To date, the Company’s activities have consisted solely of acquiring an alluvial mining equipment manufacturer and applying certain proprietary features to a process long known and utilized in the industry, selecting manufacturing facility sites for the commercial production of such processes, commencing certain initial test marketing efforts and seeking financing for its proposed activities.  Except for limited test marketing and sales of its manufactured mining equipment, the Company has not sold this service to any customers.  The likelihood of success of the proposed new business of the Company must be viewed in light of the foregoing factors, as well as the delays, expenses, problems and difficulties frequently encountered by new enterprises in the development or start-up stage, many of which factors are beyond the Company’s control.  The Company is subject to all of the risks inherent in the creation and development of a new business and the marketing of new and innovative products.  The Company has entered into select mining joint ventures but like its entry into the mining business in general, it has a limited operating history and experience to evaluate these joint ventures.

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

All of our manufacturing operations currently will be conducted in the United States. There are a number of risks inherent in doing business here, including the following:

■	unfavorable political or economic factors;
■	potentially adverse tax consequences;
■	unexpected legal or regulatory changes;
■	lack of sufficient protection for intellectual property rights; and
■	difficulties in recruiting and retaining personnel, and managing operations.

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

We wish to emphasize that the methods we intend to employ in the precious metal extraction service business are proprietary only insofar as they make certain changes in application to a process long known and utilized in the industry. We have no intellectual property protection for them.  We plan to strengthen and differentiate our processes by developing new and innovative methods and functionality. As a result, our proprietary methods will be important assets to our business, if we are able to pursue this portion of our business plan. Our success will depend in part on our ability to obtain and protect our methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties, both here and abroad. Despite our efforts, any of the following may reduce the value of our methods:

■	our efforts to protect our proprietary rights may not be effective in preventing misappropriation of them;
■	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or
■
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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully. Further, we currently only have one officer and director so as a practical matter, it is not possible to maintain a system of checks and balances.  Even when we are able to recruit a new Chief Financial Officer, our management, including our Chief Executive Officer and Chief Financial Officer, will not be able to guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

The Company has issued convertible notes that may cause substantial dilution and may result in pressure on our stock price.

The Company has issued several promissory notes that are convertible into the Company’s common stock at a discount to the market price.  As a result, the holders of these various notes may choose to convert a portion of the outstanding principal and interest due on the notes and sell the shares issuable upon conversion rather than hold the notes to maturity for repayment.  Since these notes generally convert at a discount to the market price of our common stock, the holders are able to sell the shares they hold at prices ranging from the price at conversion down to the discounted price before the decrease in stock price has a negative impact on their investments.  This, in turn, can generally create pressure on the price of our common stock and generally leads to lower stock prices.

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

During 2013, Egbert & Barnes, PC (“E&B”), our former counsel brought suit against the Company to collect on past due invoices in the amount of approximately $62,753.00.  Effective as of November 30, 2013, the Company entered into a convertible promissory note with E&B in full settlement of the debt (the “E&B Note”).  The E&B Note bears interest at 6% per annum, matures on September 10, 2015 and is convertible into the Company’s common stock at a price equal to a 10% discount from the 30 day volume weighted average price. The E&B Note was subsequently assigned to a third party.

Pursuant to a settlement agreement effected under Section 3(a)10 of the Securities Act and related court order, effective December 6, 2013, the Company issued 30,000,000 shares of its common stock and transferred its oil and gas operations including related assets and liabilities to Santeo Financial Corporation and other creditors in exchange for the cancelation of debt totaling $325,568. For financial statement presentation purposes, the oil and gas activities for 2012 and 2013, and assets and liabilities directly relating to the oil and gas operation, are accounted for pursuant to ASC Topic 205-20 “Discontinued Operations.”

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

Quarter Ended	BID PRICE PER SHARE
	HIGH	LOW
December 31, 2013	$0.02	$0.019
September 28, 2013	$0.0274	$0.0235
June 29, 2013	$0.04	$0.34
March 29, 2013	$0.23	$.20

December 31, 2012	$0.0055	$0.0055
September 28, 2012	$0.005	$0.005
June 29, 2012	$0.007	$0.005
March 28, 2012	$0.43	$0.43

Holders of Common Stock

The Company had 88,739,900 shares of common stock issued and outstanding as of December 31, 2013, which were held by approximately 263 shareholders, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Warrants to Purchase Common Stock

At December 31, 2013, there were no outstanding warrants to purchase shares of the Company’s common stock. All of the remaining warrants expired unexercised on February 14, 2013. The table below shows all warrants granted and expired during the fiscal years ended December 31, 2012 and December 31, 2013. These are presented at a split adjusted purchase price of $12.50 per share:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2011	35,840	$12.50
Warrants granted	-	$12.50
Warrants expired	(30,120)	$(12.50)
Balance, December 31, 2012	5,720	$12.50
Warrants granted	-	$-
Warrants expired	(5,720)	$12.50
Balance, December 31, 2013	-	$12.50

Equity Compensation

On November 20, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Incentive Plan for the Company. An aggregate of 5,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which under the 2012 Stock Incentive Plan. On December 5, 2013 the Company amended its 2012 Stock Incentive Plan and adopted the Amended and Restated 2012 Stock Incentive Plan which provided for the issuance of an additional 7,000,000 shares of common stock upon exercise of nonqualified and/or incentive stock options.  The Company registered these shares for issuance on by adopting the amended and restated plan and filing the same on Form S-8 with the Commission on December 30, 2013.  As of December 31, 2013 the Company issued 8,920,000 common shares through the amended plan.

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

During 2013, the Company issued 1,700,000 shares of its common stock consisting of 300,000 common shares, the value of which is to be applied against the consulting fees due the former President of Goldfield valued at $12,000, 300,000 common shares issued to the Company’s outside accountant for services valued at $12,000, 300,000 common shares issued to the Company’s legal counsel for services valued at $12,000, and 800,000 shares issued to three consultants for services rendered valued at $24,000, which was charged to operations.  The transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) or were issued under the Company’s 2012 Stock Incentive Plan.  No gain or loss was recognized on the issuances.

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

Pursuant to a settlement agreement effected in accordance with Section 3(a)10 of the Securities Act and related court order, effective December 6, 2013, the Company issued 30,000,000 shares of its common stock and transferred its oil and gas operations including related assets and liabilities to Santeo Financial Corporation and other creditors in exchange for the cancelation of debt totaling $325,568. For financial statement presentation purposes, the oil and gas activities for 2012 and 2013, and assets and liabilities directly relating to the oil and gas operation, are accounted for pursuant to ASC Topic 205-20 “Discontinued Operations”.

There are no outstanding shares of the Company’s common stock that Company management has agreed to register under the Securities Act for sale by security holders.

Securities Authorized for Issuance under Equity Compensation Plans

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  On December 5, 2013 the Company amended its 2012 Stock Incentive Plan and adopted the Amended and Restated 2012 Stock Incentive Plan which provided for the issuance of an additional 7,000,000 shares of common stock upon exercise of nonqualified and/or incentive stock options.  The Company registered these shares for issuance on by adopting the amended and restated plan and filing the same on Form S-8 with the Commission on December 30, 2013.  As of December 31, 2013 the Company issued 8,920,000 common shares through the amended plan.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company did not buy back any of its shares of common stock or other securities during the year ended December 31, 2013.

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

Management’s Use of Estimates

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of December 31, 2013, no allowances were required.

Revenue Recognition

Sales and related costs are recognized when the title passes to the customer since the risks and rewards of ownership has transferred, persuasive evidence of an arrangement exists, the services have been performed and all required milestones achieved, the selling price is fixed, determinable, and collection is reasonable assured.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and any amortization are computed using the straight-line method for financial reporting over the estimated useful lives.  The estimated useful lives of assets range from 5 to 7 years.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the year ended December 31, 2013 and 2012 from continuing operations amounted to amounted to $14,906 and $585, respectively.

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-15 “Embedded Derivatives.”  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional convertible notes (see Note 8).  The embedded derivative includes the conversion feature of the notes.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the respective agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the year ended December 31, 2013, approximately 49% was generated from sales to two customers.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2013, one customer accounted for 100% of the Company’s net accounts receivable balance, respectively.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share consist of $356,681 of convertible debt and accrue interest convertible into a variable number of common shares (See Note 8).  The number of common shares that the convertible debt and accrued interest were convertible into at December 31, 2013 amounted to 22,973,950. . Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 5,720 shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 24,030 shares of the Company’s common stock.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013, the Company believed there was an impairment of its long-lived assets and write off goodwill and investment in unconsolidated subsidiary.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31. 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, convertible debt and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Risk and Uncertainties

The Company is subject to risks common to companies in the manufacturing of gold mining equipment industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include: a). affiliates of the Company; b). entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c). trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d). principal owners of the Company; e). management of the Company; f). other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g). other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a). the nature of the relationship(s) involved; b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Discontinued Operations

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Fair value is estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the divestiture of a business may differ from the estimated fair value reflected in the Consolidated Financial Statements. Depreciation, depletion, and amortization expense is not recorded on assets of a business to be divested once they are classified as held for sale. Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held for sale.

For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Consolidated Balance Sheet and to discontinued operations on the Consolidated Statement of Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Consolidated Statement of Operations. The Consolidated Statement of Cash Flows is also reclassified for assets and liabilities of operations held for sale and discontinued operations for all periods presented.

Pursuant to a settlement agreement and related court order, effective December 6, 2013, the Company issued 30,000,000 shares of its common stock and transferred its oil and gas operations including related assets and liabilities to Santeo Financial Corporation and other creditors in exchange for the cancelation of debt totaling $325,568. For financial statement presentation purposes, the oil and gas activities for 2012 and 2013, and assets and liabilities directly relating to the oil and gas operation, are accounted for pursuant to ASC Topic 205-20 “Discontinued Operations.”

Recently Adopted Accounting Pronouncements

Comprehensive Income— On January 1, 2013, The Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income.

Liquidity and Capital Resources

December 31, 2013

During the year ended December 31, 2013, net cash used in the Company’s operating activities totaled $369,318. Net cash used in investing activities during 2013 totaled $109,484 attributable to the Company’s mining equipment subsidiary. During 2013 the Company received a total of $531,176 from its financing activities.  The Company had a currency exchange net loss of $169 on funds held in Canadian currency. For 2013, the Company’s cash balance increased during the year by $52,206.

At December 31, 2013, the Company had cash of $52,206, accounts receivable of $5,433, inventories of $74, 096, employee advances of $100, and prepaid services of $966,667 that comprised the Company’s total current assets of $1,098,502. The Company’s property and equipment at December 31, 2013 had a net book value of $112,397, consisting of equipment, furniture and fixtures and constriction in progress with a cost basis of $130,935 net of accumulated depreciation of $18,538. The book value in total fixed assets is due solely to depreciation. The Company also had long term pre-paid services of $1,016,828 and website development totaling $4,425, while the Company’s total assets at December 31, 2013 were $2,232,152.

At December 31, 2013, the Company had total current liabilities totaling $1,329,321 consisting of $232,095 in accounts payable, $3,875 in accrued payroll, $119,103 in customer deposits, $186,800 in debt and other obligations due to related parties, $74,082 in notes payable, $468,450 in convertible debt and $245,006 in derivative liabilities. Additionally, the Company’s long term debt at December 31, 2013 included $$29,825 in convertible debt and $113,055 in derivative liabilities. Therefore, at December 31, 2013, the Company had total liabilities of $1,472,201.

The Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan.  The operations of its mining equipment subsidiary are not expected to provide sufficient working capital to pursue this new line of business; therefore the Company will require additional financing to meet its objectives. Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder, the Company has entered into a month-to-month lease for $8,000 per month.  Finally, as part of that acquisition the Company entered into a consulting agreement with Goldfield’s former sole shareholder and officer that provides payments of $5,000 per month and a percentage of net sales generated from the Goldfield facilities.  Collectively the forgoing are significant additional expenses which the Company will continue to incur in the future.  The Company had no other long term liabilities, commitments or contingencies. Other than anticipated exploration costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At December 31, 2013, the Company had stockholders’ equity totaling $759,951.

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

Results of Operations

The following presents an overview of our results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012.

For the Year Ended December 31, 2013 versus December 31, 2012

Revenues and Gross Profit

The Company’s revenue for 2013 was $397,199 with associated costs of sales of $358,288 as compared to 2012 revenue totaling $nil. The  Company incurred other administrative expenses in 2013 included professional fees of $253,964,rent of $48,789 and other general and administrative expenses of $1,289,541. The Company’s loss from operations for 2013 was $1,553,883 compared to the Company’s loss from operations in 2012 of $312,992.  Other expenses for the two years consist of accrued interest on notes payable amounting to $182,091 in 2013 and $28,517 in 2012. The Company’s net loss from continued operations for 2013 was $2,942,060 compared to $369,626 in 2012.

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

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support operations involves risks and uncertainties and actual results could differ as a result of a number of factors. As Stated, the Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan. The operations of its oil and gas business are not expected to provide sufficient working capital to pursue this new line of business; therefore the Company will require additional financing to meet its objectives. Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder in 2014, the Company has entered into a month to month lease for $8,000 per month. Finally, as part of that acquisition the Company entered into a consulting agreement with Goldfield’s former sole shareholder and officer that provides payments of $5,000 per month and a percentage of net sales generated from the Goldfield facilities. Collectively the forgoing are significant additional expenses which the Company will continue to incur in the future. Other than anticipated explorations costs associated with the mineral and oil interests that the Company acquired and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

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

The Company’s belief that the Company’s officers, directors and principal shareholders will pay the Company’s expenses is based on the fact that the Company’s officers, directors and principal shareholders collectively own approximately 8.08% of the Company’s outstanding common stock and will likely continue to pay the Company’s expenses as long as they maintain their ownership of the Company’s common stock, so long as they do not incur financial hardship.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2013, the date of this report, the Company’s chief executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

■	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
■
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

■
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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2013. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

In light of the material weaknesses described above, Company management performed additional analysis and other post-closing procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, Company management believes that the financial statements included in this Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

ITEM 9B.   OTHER INFORMATION

Previous independent registered public accounting firm.

(a)  On August 12, 2013, the Company notified Robison, Hill & Co. (“Robison”) that it was dismissed as the Registrant’s independent registered public accounting firm. The decision to dismiss Robison as the Company’s independent registered public accounting firm was approved and ratified by the Company’s Board of Directors on August 12, 2013.  Except as noted in the paragraph immediately below, the reports of Robison on the Company’s financial statements for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Robison on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has net losses of approximately $6,266,031 and has a working capital deficit, which raises doubt about its ability to continue as a going concern.

During the years ended December 31, 2012 and 2011 and through August 12, 2013, the Company has not had any disagreements with Robison on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Robison’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2012 and 2011 and through August 12, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Robison with a copy of this disclosure set forth under this Item 4.01 and was requested to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements.

New independent registered public accounting firm

(b)  On August 13, 2013  (the “Engagement Date”), the Company engaged Bongiovanni & Associates, CPA's (“Bongiovanni”) as its independent registered public accounting firm for the Company’s period ended June 30, 2013. The decision to engage Bongiovanni as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Bongiovanni regarding either:

1.     the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Bongiovanni concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.     any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Name/Address	Age	Position
Guy Peckham 55 South Geneva Road Lindon, Utah 84042	50	Principal Executive Officer, Principal Accounting Officer, President, CEO, Treasurer, CFO, Secretary and Director

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

Departure of Directors and Officers

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

Name and					Stock	Non-Equity Incentive	All Other
Principal Position		Year	Salary	Bonus	Awards	Compensation	Compensation	Total

Guy Peckham	(1)	2013	$-	$-	$-	$-	$-	$
President and Chief Executive Officer, and Director		2012	$-	$-	$8,328	$-	$-		$8,328

Roger Jansen	(2)	2013	$-	$-	$-	$-	$-		$-
Vice President, Treasurer, Secretary and Director		2012	$-	$-	$-	$-	$-		$-

Ron Ruskowski	(1)	2013	$-	$-	$-	$-	$-		$-
(former President CEO and Director)		2012	$-	$-	$-	$-	$-		$-

Phil Van Angren	(3)	2013	$-	$-	$-	$-	$-		$-
(former Exploration Manager and Director)		2011	$-	$-	$-	$-	$-		$-

(1) Mr. Ruskowsky provided services to the Company through Santeo Financial, a company in which Mr. Ruskowsky owns a controlling interest.  In October 2012, Mr. Guy, Peckham, the Company’s President, personally assumed $200,000 of the obligation the Company’s owes Santeo Financial for unpaid management fees. The $200,000 debt was not forgiven and the Company’s records indicate the $200,000 debt as being owed to Mr. Peckham as of December 31, 2012.  The $200,000 is non-interest bearing, unsecured, and due on demand.  Mr. Ruskowsky, the Company’s former president, provided services through a consulting agreement that the Company had with Santeo Financial Corp (“Santeo”). Under the terms a consulting agreement, the Company was required to pay Santeo $15,000 per month. The $15,000 monthly fee was accrued by the Company and was reduced by amounts actually paid. The consulting agreement terminated in August 2012. In October 2012, the balancing owing Santeo amounted to $397,193, of which $200,000 was personally assumed by Mr. Guy Peckham. The balance owed to Santeo as of the termination date, net of the assumed $200,000, amounted $197,193, which is being paid in monthly installments of $8,500. If the Company is successful in receiving at least $500,000 from the sale of its common stock, the Company is required to make a $100,000 installment payment against the balance due.  The remaining balance, if any, becomes fully due and payable on May 1, 2013. Consulting fees expensed for the year ended December 31, 2012 and 2011 amounted to $119,000 and $180,000, respectively. On July31, 2012, Ron Ruskowsky resigned from his position as President of the Company and Director of the Corporation. His resignation was not of any disagreement with the Company, or its officers.  On October 30 2012, the Company issued Mr. Guy Peckham, the Company’s current president 11,500,000 shares of its common stock for services. The 11,500,000 shares were valued at $149,500, which is being charged to operations over the three year term of the underlying agreement. . In February 2013, out of the 7,000,000 shares of common stock that were canceled and reissued, 2,000,000 were granted to Mr. Peckham as additional consideration for services to be rendered.

(2) On July 31, 2012, Roger Janssen was elected as interim President for the Company as reported on the Company’s Form 8-K filed with the Commission on August 6, 2012 and was subsequently replaced as President of the Company by Guy Peckham as reported on the Company’s Form 8-K filed with the Commission on August 23, 2012. Roger Janssen remained as Chairman of the Board of Directors, Treasurer and the Secretary of the Corporation until his resignation in November 2013.  As of December 31, 2012, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

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

Long-Term Incentive Plans

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

Stock Option Grants

On November 20, 2012, the Board of Directors and the shareholders of the Company approved and adopted the terms and provisions of a 2012 Stock Incentive Plan for the Company. An aggregate of 5,000,000 shares of the Company’s common stock were initially reserved for issuance upon exercise of nonqualified and/or incentive stock options granted under the 2012 Stock Incentive Plan. On December 5, 2013 the Company amended its 2012 Stock Incentive Plan and adopted the Amended and Restated 2012 Stock Incentive Plan which provided for the issuance of an additional 7,000,000 shares of common stock upon exercise of nonqualified and/or incentive stock options.  The Company registered these shares for issuance on by adopting the amended and restated plan and filing the same on Form S-8 with the Commission on December 30, 2013.  As of December 31, 2013 the Company issued 8,920,000 common shares through the amended plan.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

The following table lists, as of December 31, 2013, the number of shares of common stock of the Company’s Company that are beneficially owned by (1) each person or entity known to the Company’s Company to be the beneficial owner of more than 5% of the outstanding common stock; (2) each officer and director of the Company’s Company; and (3) all officers and directors as a group. Information relating to beneficial ownership of common stock by the Company’s principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this current report, there are 167,008,445  shares of common stock issued and outstanding, ", these shares and the table below reflect the reissuance of 7,000,000 shares as disclosed on the Company's Form 8-K/A filed with the Commission on February 6, 2013 and the 2,000,000 shares issued as part of the acquisition of Goldfield International, Inc. as disclosed on the Company's Form 8-K filed with the Commission on March 6, 2013. All references to percentages are in the current report filed on Form 10-K are current as of the date of filing.

As of December 31, 2012, total warrants outstanding were 5,720. All of these warrants expired unexercised on February 14, 2013.

Title of Class	Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership

Common Stock	Guy Peckham 55 South Geneva Road Lindon, Utah 84042	13,500,000 Shares President, CEO and Principal Accounting Officer, Director	8.08%

Common Stock	All executive officers and directors as a group	13,500,000	8.08%

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

Equity Compensation Plan

On November 20, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Incentive Plan for the Company. An aggregate of 5,000,000 shares of the Company’s common stock were initially reserved for issuance upon exercise of nonqualified and/or incentive stock options granted under the 2012 Stock Incentive Plan.  On December 5, 2013 the Company amended its 2012 Stock Incentive Plan and adopted the Amended and Restated 2012 Stock Incentive Plan which provided for the issuance of an additional 7,000,000 shares of common stock upon exercise of nonqualified and/or incentive stock options.  The Company registered these shares for issuance on by adopting the amended and restated plan and filing the same on Form S-8 with the Commission on December 30, 2013.  As of December 31, 2013 the Company issued 8,920,000 common shares through the amended plan.

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

Santeo Financial and Mr. Peckham canceled the assignment of $200,000 of the Santeo debt that was assigned to Mr. Peckham and the $200,000 note payable from Mr. Peckham to Santeo and as a result the entire $397,193 was payable to Santeo. Santeo then assigned a portion of its interest in the Note to several third parties. In September 2013, Santeo and these third party creditors filed suit against the Company for collection. The parties agreed to settle the entire debt for 30,000,000 shares of its common stock and the conveyance of its interests in its oil properties subject to court approval. The Court approved the settlement on December 6, 2013 and the Company issued 30,000,000 shares of its common stock and transferred its oil and gas operations including related assets and liabilities in exchange for the cancellation of the balance of the debt then outstanding totaling $325,568 (See Note 4).

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

As of December 31, 2013, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

During the year ended December 31, 2013, Mr. Guy Peckham has advanced the Company a total of $30,700 of which $30,700 was repaid during the same period. The advances are due on demand and bear interest at annual rate of 8% per annum. As of December 31, 2013, the Company repaid the full total amount of the advances and accrued interest of $698.

As of December 31, 2013, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company agreed to pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. During the year ended December 31, 2013, the Company paid him $10,000, issued him 300,000 shares of common stock valued at $12,000 and issue him a convertible note in the amount of $25,000 (See Note  8), all as payments toward this obligation. As of December 31, 2013, the Company has prepaid $7,000 on this obligation.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. The Company has not made any payments toward this obligation and has accrued of interest that was charged to operations for the year ended December 31, 2013 amounting to $5,334.

In addition, the former shareholder of Goldfield has also advanced the Company $80.000, which is unsecured, non-interest bearing and due on demand.

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

The aggregate fees billed in each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and quarterly review of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $37,500 and $$45,730 respectively.

(2)	Audit-Related Fees

For the fiscal year ended December 31, 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

(3)	Tax Fees

For the fiscal years ended December 31, 2013 and December 31, 2012, the Company’s accountants rendered services for tax compliance, tax advice, and tax planning work for which the Company paid $0 and $140, respectively.

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

MineralRite Corporation

Dated: May 15, 2014	/s/ Guy Peckham
	By:	Guy Peckham
	Its:	Principal Executive officer
Principal Accounting officer
President, CEO and a director

Bongiovanni & Associates, PA

7951 SW 6th St., Suite. 216
Plantation, FL 33324
Tel: 954-424-2345
Fax: 954-424-2230

# REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of MineralRite Corporation and Subsidiary (the "Company") as of December 31, 2013, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has insufficient working capital and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ending December 31, 2012 were reclassified to account for discontinued operations to make the consolidated financial statements properly comparative in form, as more fully discussed in Note 4 to the financial statements. Such reclassification was subject to of our procedures made during the audit and appears properly made.

/s/ Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Certified Public Accountants
Plantation, Florida
The United States of America
May 14, 2014

www.ba-cpa.net

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MineralRite Corporation

We have audited the accompanying balance sheet of MineralRite Corporation as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the year ended December 31, 2012. MineralRite Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MineralRite Corporation as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, UT
May 14, 2014

MINERALRITE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$52,206	$-
Accounts receivable	5,433	-
Inventories	74,096	-
Employee advances	100
Prepaid services	966,667	143,000
Loans receivable - related party	-	-
Current assets of discontinued operations	-	40,349

Total current assets	1,098,502	183,349

Property and equipment:
Equipment	102,050	-
Furniture and fixtures	8,701	1,851
Construction in progress	20,184	-
Less: accumulated depreciation	(18,538)	(1,851)

Total property and equipment, net	112,397	-

Other assets:
Prepaid services- long-term portion	1,016,828	262,054
Intangible assets	0	-
Website development, net	4,425	9,879
Investment in unconsolidated subsidiary	-	-
Deferred offering costs	-	19,415
Noncurrent assets of discontinued operations	-	303,716

Total other assets	1,021,253	595,064

Total assets	$2,232,152	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2013	2012

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$232,095	$203,621
Accrued payroll	3,785	-
Customer deposits	119,103	-
Debt and other obligations due related parties	186,800	392,546
Notes payable - other	74,082	-
Convertible debt, including accrued interest,
net of discounts	468,450	-
Derivative liabilities	245,006	-
Current liabilities of discontinued operations	-	11,982

Total current liabilities	1,329,321	608,149

Long-term liabilities:
Convertible debt, including accrued interest,
net of discounts	29,825
Derivative liabilities	113,055
Note payable - other
Noncurrent liabilities of discontinued operations	-	11,994

Total long-term liabilities	142,880	11,994

Total liabilities	1,472,201	620,143

Stockholders' Equity:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued and outstanding at December 31, 2013
and December 31, 2012, respectively	-	-
Common stock, par value $.001
authorized 500,000,000 shares
Issued 88,739,900 shares are outstanding at December 31, 2013
and 44,559,900 shares at December 31, 2012	88,740	44,560
Additional paid-in capital	10,467,221	6,395,877
Accumulated deficit	(9,795,824)	(6,266,031)
Other comprehensive gain/(loss)	(186)	(16,136)

Total stockholders' deficit	759,951	158,270

Total liabilities and stockholders' deficit	$2,232,152	$778,413

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Net revenue	397,199	-

Cost of sales	(358,288)	-

Gross profit (loss)	38,911	-

Operating expenses
Rent expense	48,789	15,908
Professional fees	253,964	253,282
General & administrative (including non-cash
compensation)*	1,289,541	43,802
Total operating expenses	1,592,294	312,992

Loss from operations	(1,553,383)	(312,992)

Other income (expenses)
Loss on extinguishment of debt	-	(28,117)
Write-off of loans receivable	(140,000)
Write-off of Goodwill	(875,667)
Write-off of investment	(85,000)
Other income	4,300	-
Interest expense	(182,091)	(28,517)
Change in fair value of derivative liabilities	(110,602)	-
Total other income (expense)	(1,389,060)	(56,634)

Net Income (loss) before income taxes	$(2,942,443)	$(369,626)

Provision for income taxes	-	-

Net Income (loss) from continued operation	(2,942,443)	(369,626)

Discontinued operations
(Loss) from discontinued operations	(60,524)	(84,381)
(Loss) on disposition of net assets of discontinued operations	(526,826)	-
Net loss from discontinued operations	(587,350)	(84,381)

Net loss	$(3,529,793)	$(454,007)

Other comprehensive income
Foreign currency translation adjustment	(186)	12,236

Total comprehensive income (loss)	$(3,529,979)	$(357,390)

Basic and diliuted income (loss) per common share:
Loss from continuing operations	$(0.05)	$(0.05)
Loss from disccontinued operations	(0.01)	(0.01)
	$(0.06)	$(0.06)

Weighted average shares outstanding	56,327,943	7,765,379

*Details of stock based compensation included within:
Related party consulting fees	$70,792	$-
General and administrative	229,125	-
Total	$299,917	$-

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Totals

Balance, December 31, 2011	1,059,900	$1,060	$5,485,377	$(5,812,024)	$(28,371)	$(353,958)

Shares issued for consulting services	33,000,000	33,000	396,000	-	-	429,000
Shares issued in exchange for debt cancellation	10,500,000	10,500	514,500			525,000
Comprehensive loss on currency exchange	-	-	-	-	12,235	12,235
Net loss for period	-	-	-	(454,007)	-	(454,007)

Balance, December 31, 2012	44,559,900	$44,560	$6,395,877	$(6,266,031)	$(16,136)	$158,270

Shares issued for cash	1,080,000	1,080	52,920	-	-	54,000
Shares issued in acquisiition of Goldfield International, Inc.	2,000,000	2,000	898,000	-	-	900,000
Shares issued for consulting services	8,100,000	8,100	2,477,900	-	-	2,486,000
Shares issued for professional services	1,200,000	1,200	52,800	-	-	54,000
Shares issud as part consideration in Santeo settlement	30,000,000	30,000	570,000	-	-	600,000
Shares issued on cancellaiton of convertible debt	1,800,000	1,800	16,668			18,468
Offering costs incurred in private offerings	-	-	(19,415)			(19,415)
Recognition of discount in connections with convertible
debt offering	-	-	22,471	-	-	22,471
Reclass to discontinue operations on transfer of oil
and gas business to Santeo	-	-	-	-	16,522	16,522
Comprehensive loss on currency exchange					(572)	(572)
Net loss for period	-	-	-	(3,529,793)	-	(3,529,793)

Balance, December 31, 2013	88,739,900	$88,740	$10,467,221	$(9,795,824)	$(186)	$759,951

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,529,793)	$(454,007)
Loss from discontiued operations	(587,350)	(84,381)
Loss from continuing operations	(2,942,443)	(369,626)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:	-
Amortization	5,015	585
Depreciation	14,906
Write-off of loans receivable	140,000
Write-off of Goodwill	875,667
Write-off of investment	85,000
Loss on settlement of indebtedness	-	28,117
Amortization of discounts on convertible debt charged to interest expense	121,636	-
Offering costs charged to operations	-	98,357
Stock based compensation	938,559	23,946
Change in fair value of derivative liabilities	110,602	-
(Increase) decrease in accounts receivable	(3,599)	-
(Increase) decrease in inventories	30,155	-
(Increase) decrease in other assets	(100)	30,467
Increase (decrease) in accrued interest on notes and loans payable	42,921	28,517
Increase (decrease) in accounts payable and accrued expenses	152,521	109,624
Increase (decrease) in customer deposits	56,993	-
Increase (decrease) in related party debt and other obligations	2,849	39,027
Increase in asset recovery obligation		-
Net cash (used in) operating activities	(369,318)	(10,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(4,300)	-
Cost of construction	(20,184)	-
Acquisition of shareholder's interest in oil lease		-
Investment in unconsolidated subsidiary	(85,000)	-
Net cash provided by investing activities	(109,484)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.	127,056	-
Cash disbursed on disposal of oil and gas operations	(3,474)
Proceeds from issuance of common stock	54,000	-
Deferred offering costs	-	(19,415)
Payment in connection with settlement of indebtedness	-	(2,461)
Proceeds from issuance of convertible debt	505,500	-
Advances from unrelated third parties	48,094	-
Loan advances from officer	30,700	-
Loan repayments to officer	(30,700)	-
Advances to unconsolidated subsidiary	(140,000)	-
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.	(60,000)	-
Net cash provided by (used in) financing activities	531,176	(21,876)

Effect of exchange rates on cash	(169)	(698)

Net (decrease) in cash and cash equivalents	52,206	(33,560)
Cash and cash equivalents - beginning of period	-	42,890
Cash and cash equivalents - end of period	$52,206	$9,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$886	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$900,000	$-
Value of 9,000,000 shares of common stock issued for consulting services	$2,525,000	$-
Value of 10,500,000 shares of common stock issued for consulting services	$-	$429,000
Value of 300,000 shares of common stock issued cancellation of past due
account and legal fees	$15,000	$-
Value of 33,000,000 shares of common stock issued of $59,000 of indebtedness		$525,000
Discounts and fees recorded on issuance of convertible debt	$38,671	$-
Fair value of derivative liabilities recognized on issuance of
convertible debt (Note 7)	$247,458	$-
Issuance of 1,800,000 common shares of common stock on coversion of debt	$18,468
Issuance of 30,000,000 common shares and transfer of oil and gas operations
in exchange for canceling of $325,568 of debt	$(526,826)

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization, History and Business

MineralRite Corporation (“the Company”) was incorporated in Nevada on October 22, 1996 under its original name PSM Corp.  The Company changed its emphasis to the exploration and development of natural resources and on November 23, 2005 changed its name to Royal Quantum Group, Inc. On October 18, 2012, the Company again changed its name from Royal Quantum Group, Inc. to MineralRite Corporation. On August 31, 2012, the Company declared a 50-for-1 reverse stock split of its common stock. All references in the accompanying consolidated financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

On March 1, 2013, the Company acquired 100% of the total shares outstanding of Goldfield International, Inc. (“Goldfield”) in exchange for issuing 2,000,000 shares of its common stock. The acquisition was based on the fair value of the shares issued amounting to $900,000. The accompanying con solidated financial statements include the accounts and balances of the Company and also of Goldfield since the date of its acquisition. All material intercompany transactions have been eliminated. Goldfield is in the business of manufacturing gold mining equipment.

On April 24, 2013, the Company entered into a joint venture agreement with CSI Export and Import (“CSI”) to mine copper ore on leased acreage in Chiapas, Mexico. For $850,000, the Company acquired a 50% in the joint venture which has a 25% participation interest in the production and sale of the indicated copper ore. The Company accounts for its investment in with CSI under the equity method pursuant to ASC Topic 323-30. This amount was written off in 2013 due to impairment as CSI did not execute on their part of the joint venture and repayment is doubtful.

Pursuant to a settlement agreement and related court order, effective December 6, 2013, the Company issued 30,000,000 shares of its common stock and transferred its oil and gas operations including related assets and liabilities to Santeo Financial Corporation and other creditors in exchange for the cancelation of debt totaling $325,568. For financial statement presentation purposes, the oil and gas activities for 2012 and 2013, and assets and liabilities directly relating to the oil and gas operation, are accounted for pursuant to ASC Topic 205-20 “Discontinued Operations”.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. For the year ended December 31, 2013, the Company had a net loss from continuing operations of $ 3,529,793 and accumulated deficit of $9,795,824. The Company has raised  funds through the private sale of its common shares and issuance of convertible debt. In addition, the Company on March 1, 2013 acquired Goldfield International, Inc. which had net sales for the ten months ended December 31, 2013 of $397,199 and gross profit during the ten month period of $38,991.  The net revenue generated from current operations in not sufficient to pay Company debts currently due or to fund future operations. The Company is seeking to raise additional funds; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Management’s Use of Estimates

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of December 31, 2013, no allowances were required.

Revenue Recognition

Sales and related costs are recognized when the title passes to the customer since the risks and rewards of ownership has transferred, persuasive evidence of an arrangement exists, the services have been performed and all required milestones achieved, the selling price is fixed, determinable, and collection is reasonable assured.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Property and Equipment

Property and equipment are stated at cost.  Depreciation and any amortization are computed using the straight-line method for financial reporting over the estimated useful lives.  The estimated useful lives of assets range from 5 to 7 years.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the year ended December 31, 2013 and 2012 from continuing operations amounted to amounted to $14,906 and $585, respectively.

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-15 “Embedded Derivatives.”  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional convertible notes (see Note 8).  The embedded derivative includes the conversion feature of the notes.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the respective agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the year ended December 31, 2013, approximately 49% was generated from sales to two customers.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2013, one customer accounted for 100% of the Company’s net accounts receivable balance, respectively.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share consist of $356,681 of convertible debt and accrue interest convertible into a variable number of common shares (See Note 8).  The number of common shares that the convertible debt and accrued interest were convertible into at December 31, 2013 amounted to 22,973,950. . Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share consist of (a) warrants to purchase 5,720 shares of the Company’s common stock and (b) Unit holders’ options to convert their respective oil revenue interests into a total 24,030 shares of the Company’s common stock.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013, the Company believed there was an impairment of its long-lived assets and write off goodwill and investment in unconsolidated subsidiary.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31. 2013. The Company’s financial instruments consist of cash, accounts receivables, payables, convertible debt and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Risk and Uncertainties

The Company is subject to risks common to companies in the manufacturing of gold mining equipment industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include: a). affiliates of the Company; b). entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c). trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d). principal owners of the Company; e). management of the Company; f). other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g). other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a). the nature of the relationship(s) involved; b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Discontinued Operations

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Fair value is estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the divestiture of a business may differ from the estimated fair value reflected in the Consolidated Financial Statements. Depreciation, depletion, and amortization expense is not recorded on assets of a business to be divested once they are classified as held for sale. Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held for sale.

For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Consolidated Balance Sheet and to discontinued operations on the Consolidated Statement of Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Consolidated Statement of Operations. The Consolidated Statement of Cash Flows is also reclassified for assets and liabilities of operations held for sale and discontinued operations for all periods presented.

Recently Adopted Accounting Pronouncements

Comprehensive Income— On January 1, 2013, The Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In addition, the Company entered into separate agreement to acquire the personal goodwill of the seller for $100,000 (See Note 6).

We valued the assets acquired and liabilities assumed as follows:

Current assets (including cash)	$226,809
Property and equipment	104,600
Intangibles and goodwill	875,667
Current liabilities, including
above indicating $100,000 debt	(307,076)

Total purchase price	$900,000

The intangibles and goodwill of $875,667 was written off in 2013 due to impairment.

NOTE 4 – DISCONTINUED OPERATIONS

Effective December 6, 2013, the Company completed the terms of its settlement agreement with Santeo Financial Corporation and other third party creditors. Under the terms of the settlement agreement, the Company issued 30,000,000 shares of its common stock and transferred all of its oil and gas operations including the related assets and liabilities in exchange for the cancelation of $372,568 of debt. The 30,000,000 common shares were valued at $600,000 and the Company realized a net loss on the transaction totaling $526,826. Santeo Financial Corporation is owned by the Company’s former President.

In accordance with the provisions of ASC Topic 205-20, Discontinued Operations, the Company has reclassified its revenue and expenses of its oil and gas operations to “loss from discontinued operations” for all periods presented in the accompanying consolidated statements of operations. The table below sets forth the loss from discontinued operations for the years ended December 31 2013 and 2012.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012

Total revenue	$140,369	$357,943

Total operating expense	(184,371)	(442,324)
	(44,002)	(84,381)
Other income (loss)
Foreign currency translation loss	(16,522)	-

Loss from discontinued operations	$(60,524)	$(84,381)

Cash flows from discontinued operations is as follows:

Operating activities	$28,351	$171,421
Investing activities	$(300)	$(35,680)
Financing activities	$-	$-

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

On October 30, 2012, the Company issued a total of 33,000,000 shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $429,000. The $429,000 is being charged to operations over the three-year term of the respective agreement. As indicated in Note 6, Mr. Guy Peckham, the Company’s president, received 11,500,000 of the 33,000,000 shares issued. The 11,500,000 shares were valued at $149,500.

Consulting fees charged to operations during the year ended December 31, 2013 and 2012 relating to these two transactions amounted to $878,559 and $0, respectively. The unamortized balance at December 31, 2013 was $1,976,495. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

December 31,
2014	$959,667
2015	959,666
2016	57,162
$1,976,495

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Santeo Financial and Mr. Peckham canceled the assignment of $200,000 of the Santeo debt that was assigned to Mr. Peckham and the $200,000 note payable from Mr. Peckham to Santeo and as a result the entire $397,193 was payable to Santeo. Santeo then assigned a portion of its interest in the Note to several third parties. In September 2013, Santeo and these third party creditors filed suit against the Company for collection. The parties agreed to settle the entire debt for 30,000,000 shares of its common stock and the conveyance of its interests in its oil properties subject to court approval. The Court approved the settlement on December 6, 2013 and the Company issued 30,000,000 shares of its common stock and transferred its oil and gas operations including related assets and liabilities in exchange for the cancellation of the balance of the debt then outstanding totaling $325,568 (See Note 4).

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

As of December 31, 2013, the Company owed Roger Janssen, an officer and director of the Company, $1,345 for services previously performed.

During the year ended December 31, 2013, Mr. Guy Peckham has advanced the Company a total of $30,700 of which $30,700 was repaid during the same period. The advances are due on demand and bear interest at annual rate of 8% per annum. As of December 31, 2013, the Company repaid the full total amount of the advances and accrued interest of $698.

As of December 31, 2013, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company agreed to pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. During the year ended December 31, 2013, the Company paid him $10,000, issued him 300,000 shares of common stock valued at $12,000 and issue him a convertible note in the amount of $25,000 (See Note  8), all as payments toward this obligation. As of December 31, 2013, the Company has prepaid $7,000 on this obligation.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. The Company has not made any payments toward this obligation and has accrued of interest that was charged to operations for the year ended December 31, 2013 amounting to $5,334.

In addition, the former shareholder of Goldfield has also advanced the Company $80.000, which is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2013, the Company advanced CSI Export and Import $140,000, which is non-interest bearing and due on demand. This amount was written off in 2013 due to impairment as CSI did not execute on their part of the joint venture and repayment is doubtful.

NOTE 7 – NOTES PAYABLE

On December 17, 2013, the Company borrowed $10,000 from an unrelated third party. The loan is assessed interest at an annual rate of 15% and matures on March 1, 2014, when the principal and accrued interest becomes fully due. Interest accrued and charged to interest expense for year ended December 31, 2013 amounted to $57. The balance of the note at December 31, 2013, including accrued interest amounted to $10,057.

On December 31 2013, the Company borrowed $40,000 from an unrelated third party. The loan is secured by the Company’s accounts receivable. The terms of the loan includes a loan fee of $400, which is being amortized and charged to operations over the term of the loan. Under the terms of the loan, the Company is required to pay back a total of $57,600 at a rate of $$444 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 32% per annum. Interest accrued and charged to interest expense for year ended December 31, 2013 amounted to $2,334. The balance of the note at December 31, 2013, including accrued interest and fees, net of the discounts amounted to $37,525.

NOTE 8 – CONVERTIBLE DEBT

a.
On April 17, 2013, the Company borrowed $100,000 through the issuance of a convertible note. Under the terms of the note, the loan is assessed interest at a rate of 12% per annum and matures on April 17, 2014. The outstanding balance including principal and accrued interest is convertible in the Company’s common shares at a conversion price equal to the lessor of a) $0.20 per share; or b) 80% of the 30-day weighted average trading price of the Company’s common stock. As additional consideration, the lender was granted 5% of the Company’s net profits from its investment in CSI Imports & Export up to $50,000. The Company may prepay any portion owed with the payments first being applied to accrued interest and then to the net profit up to $50,000. The note holder has the right to convert commencing on April 17, 2014. The Company plans to account for the conversion feature on its effective date under ADC Topic 815-15 “Embedded Derivative.”

Interest accrued on the above convertible debt and charged to interest expense for year ended December 31, 2013 amounted to $8,482.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

b.
The Company entered into an agreement with an unrelated third party to borrow up to a maximum of $315,000. On June 19, 2013 (the effective date of the agreement), the Company received the initial advance $65,000. The Company received an additional advance of $25,000 on September 26, 2013. Further advances are solely at the discretion of the lender. In consideration for the funds borrowed, the Company is assessed a loan fee equal to 10% of the funds advanced and a closing and due diligence fee equal to 8% of the amount advanced. The outstanding balance including principal, accrued interest, and fees are convertible in the Company’s common shares at a conversion price equal to the lessor of a) $0.05 per share; or b) 60% of the lowest trade price in the 25 trading days prior to conversion. There is no interest charged for the first ninety days; however, if the amounts due under this obligation is not fully paid with the ninety days, the total amount outstanding including accrued interest and fees will be assessed a one-time interest charge  of 12%.

Pursuant to a conversion notice received from the debt holder, the Company issued 1,800,000 shares of its common stock in exchange for the cancelation of $18,466 of the obligation owed The shares were issued on December 31, 2013. Accrued interest on these obligations charged to operations during the year ended December 31, 2013 totaled $12,744.

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $106,200 debt ($90,000 advances plus fees totaling $16,200). As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $106.20 (the fair value cannot initially exceed the amount of the advances) and classified as derivative liabilities with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective one-year term of each advance. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rates ranging from 0.1% to 0.15%, volatility ranging from 186.65% to 315.43%, and trading prices ranging from $0.02 to $0.05 per share and conversion prices ranging from $0.012 to $0.016 per share.

Amortization of the discounts for the year ended December 31, 2103 totaled $56,752, which was charged to interest expense. The balance of the convertible note at December 31, 2013, including fees, net of the discounts amounted to $51,028.

c.
On July 16, 2013, the Company borrowed $20,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on April 16, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on January 12, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on effective date of the conversion right under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the year ended December 31, 2013 totaled $1,515. The balance of the convertible note at December 31, 2013, including fees, net of discounts amounted to $21,515.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

d.
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

Accrued interest and amortization of the loan fee charged to operations for the year ended December 31, 2013 totaled $1,276. The balance of the convertible note at December 31, 2013, including fees, net of the discounts amounted to $21,276.

e.
On July 17, 2013, the Company borrowed $30,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 12% per annum and matures on July 31, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $1,500, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments without penalty.  Commencing on January 13, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the market price equal to the average of the three lowest trading prices during the 30 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the year December 31, 2013 totaled $2,362. The balance of the convertible note at December 31, 2013, including fees, net of the discounts amounted to $30,862.

f.
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

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $20,000. As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $20,000 and classified under derivative liabilities with an offset to discounts on convertible debt. The discount is being amortized to interest expense over the respective six month term of the loan. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rates of 0.07% volatility of 181.75%, and trading prices of $.04.

Amortization of the discount for the year December 31, 2013 totaled $16,735, which was charged to interest expense. The balance of the convertible note at December 31, 2013 net of the discount was $16,735.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

g.
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

Accrued interest charged to operations for the year ended December 31, 2013 totaled $563. The balance of the convertible note at December 31, 2013, including fees, net of the discounts amounted to $10,563.

h.
On September 11, 2013, the Company borrowed $65,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on June 13, 2014 when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $3,000, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments. Commencing on March 10, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 58% of the market price equal to the average of the three lowest trading prices during the 10 day trading period prior to the date of conversion. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the year December 31, 2013 totaled $2,865. The balance of the convertible note at December 31, 2013, including fees, net of the discounts amounted to $67,865.

i.
In September 9, 2013, the Company transformed a previous loan of $92,000 into a convertible note maturing on September 9, 2014. Under the terms of the note, the loan is assessed interest an at annual rate of 12%. After the maturity date, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to the lesser of $0.03 per share or the price equal to 60% of the daily volume weighted trading average price for the ten days prior to conversion. The conversion right exists until the total outstanding balance is fully paid. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.” Accrued interest charged to operations for the year December 31, 2013 totaled $3,418. The balance of the convertible note at December 31, 2013, amounted to $95,418.

j.
On October 2, 2013, the Company transformed $24,830 of debt due its outside accountant for services rendered into a convertible note. Under the terms of the note, the principal balance is assessed interest at an annual rate of 6% and initially matures on March 10, 2015. If the Company is not in default at the time the note matures, it has the right to extend the due date to September 10, 2015 with an increase in the interest rate assessed to 8%. The Company has the right to prepay any portion of the balance due subject to a 40% penalty. Until the note is paid off full, the note holder has the right to convert the unpaid principal into the Company’s common shares at a conversion price equal to 90% of the daily volume weighted average trading price for the thirty days prior to conversion. Accrued interest on charged to operations during the year ended December 31, 2013 totaled $372.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature was accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $21,048 and classified under derivative liabilities with an offset to discounts on convertible debt. As there is no stated redemption date, the discount is being accounted for under ASC Topic 470-20-35, which requires that the amortization expense for the relevant period be equal to or greater than the amount of discount that the holder could obtain if conversion occurred on that stated date (December 31, 2013). In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.11% volatility of 242.62%, and a trading price of $0.03.

Amortization of the discount for the year December 31, 2013 totaled $2,351, which was charged to interest expense. The balance of the convertible note at December 31, 2013 including accrued interest and net of the discount amounted to $6,505.

k.
On October 2, 2013, the Company transformed $57,893 of debt due its prior auditors for services rendered into a convertible note. Under the terms of the note, the principal balance is assessed interest at an annual rate of 6% and initially matures on March 10, 2015. If the Company is not in default at the time the note matures, it has the right to extend the due date to September 10, 2015 with an increase in the interest rate assessed to 8%. The Company has the right to prepay any portion of the balance due subject to a 40% penalty. Until the note is paid off in full, the note holder has the right to convert the unpaid principal into the Company’s common shares at a conversion price equal to 90% of the daily volume weighted average trading price for the thirty days prior to conversion. Accrued interest on charged to operations during the year ended December 31, 2013 totaled $868.

As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature was accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $44,899 and classified under derivative liabilities with an offset to discounts on convertible debt. As there is no stated redemption date, the discount is being accounted for under ASC Topic 470-20-35, which requires that the amortization expense for the relevant period be equal to or greater than the amount of discount that the holder could obtain if conversion occurred on that stated date (December 31, 2013). In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.11%, volatility of 242.62%, and a trading price of $0.03.

Amortization of the discount for the year ended December 31, 2013 totaled $5,992, which was charged to interest expense. The balance of the convertible note at December 31, 2013 including accrued interest and net of the discount amounted to $15,678.

l.
On October 2, 2013, the Company issued a convertible note with a face amount of $25,000 as partial consideration for the consulting fees due the former shareholder of Goldfield. Under the terms of the note, the principal balance is assessed interest at an annual rate of 6% and initially matures on March 10, 2015. If the Company is not in default at the time the note matures, it has the right to extend the due date to September 10, 2015 with an increase in the interest rate assessed to 8%. The Company has the right to prepay any portion of the balance due subject to a 40% penalty. Until the note is paid off full, the note holder has the right to convert the unpaid principal into the Company’s common shares at a conversion price equal to 90% of the daily volume weighted average trading price for the thirty days prior to conversion. Accrued interest on charged to operations during the year ended December 31, 2013 totaled $375.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature was accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $21,192 and classified under derivative liabilities with an offset to discounts on convertible debt. As there is no stated redemption date, the discount is being accounted for under ASC Topic 470-20-35, which requires that the amortization expense for the relevant period be equal to or greater than the amount of discount that the holder could obtain if conversion occurred on that stated date (December 31, 2013). In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.11% volatility of 242.62%, and a trading price of $0.03.

Amortization of the discount for the year ended December 31, 2013 totaled $2,401, which was charged to interest expense. The balance of the convertible note at December 31, 2013 including accrued interest and net of the discount amounted to $6,584

m.
On October 4, 2013, the Company borrowed $20,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the principal is fully due and payable on March 16, 2014. Commencing on March 16, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the average of the 3 lowest trades on the previous ten days trading period prior to conversion. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.” Accrued interest charged to operations during the year ended December 31, 2013 totaled $2,444. The balance of the convertible note at December 31, 2013 including accrued interest and net of the discount amounted to $22,244

n.
On October 17, 2013, the Company borrowed $25,000 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 6% per annum and matures on October 17, 2014, when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $5,000, which is being amortized and charged to operations over the term of the loan. The terms of the note allows for prepayment at a 50% penalty. Commencing on April 18, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the market price equal to the lowest closing bid price for any 5 days before and including the date of conversion. The Company plans to account for the conversion feature on its effective date under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the year December 31, 2013 totaled $1,336. The balance of the convertible note at December 31, 2013, including fees, net of the discounts amounted to $21,336.

o.
On November 27, 2013, the Company borrowed $15,000 through the issuance of a convertible note to an unrelated third party. Under the terms of the note, the principal balance is assessed interest at an annual rate of 6% and initially matures on March 10, 2015. If the Company is not in default at the time the note matures, it has the right to extend the due date to September 10, 2015 with an increase in the interest rate assessed to 8%. The Company has the right to prepay any portion of the balance due subject to a 40% penalty. Until the note is paid off full, the note holder has the right to convert the unpaid principal into the Company’s common shares at a conversion price equal to 90% of the daily volume weighted average trading price for the thirty days prior to conversion. Accrued interest charged to operations during the year ended December 31, 2013 totaled $85.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature was accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $15,000 and classified under derivative liabilities with an offset to discounts on convertible debt. As there is no stated redemption date, the discount is being accounted for under ASC Topic 470-20-35, which requires that the amortization expense for the relevant period be equal to or greater than the amount of discount that the holder could obtain if conversion occurred on that stated date (December 31, 2013). In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.13% volatility of 291.01%, and a trading price of $0.02.

Amortization of the discount for the year December 31, 2013 totaled $972, which was charged to interest expense. The balance of the convertible note at December 31, 2013 including accrued interest and net of the discount amounted to $1,058.

p.
On December 26, 2013, the Company borrowed $5,000 through the issuance of a convertible note to an unrelated third party. Under the terms of the note, the principal balance is assessed interest at an annual rate of 6% and initially matures on March 10, 2015. If the Company is not in default at the time the note matures, it has the right to extend the due date to September 10, 2015 with an increase in the interest rate assessed to 8%. The Company has the right to prepay any portion of the balance due subject to a 40% penalty. Until the note is paid off full, the note holder has the right to convert the unpaid principal into the Company’s common shares at a conversion price equal to 90% of the daily volume weighted average trading price for the thirty days prior to conversion. Accrued interest on charged to operations during the year ended December 31, 2013 totaled $4.

As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature was accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $4,256 and classified under derivative liabilities with an offset to discounts on convertible debt. As there is no stated redemption date, the discount is being accounted for under ASC Topic 470-20-35, which requires that the amortization expense for the relevant period be equal to or greater than the amount of discount that the holder could obtain if conversion occurred on that stated date (December 31, 2013). In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.13% volatility of 291.01%, and a trading price of $0.02.

Amortization of the discount for the year December 31, 2013 totaled $176, which was charged to interest expense. The balance of the convertible note at December 31, 2013 including accrued interest and net of the discount amounted to $924.

A recap of the balance of outstanding convertible debt at December 31, 2013 is as follows:

Principal balance	$623,455
Accrued interest	34,205
Less discounts and
Fees, net of accumulated
amortization	(159,385)
$498,275

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Balance maturing for the year ending:

December 31, 2014	$468,450
December 31, 2015	29,825
$498,275

The Company valued the derivative liabilities at December 31, 2013 at $358,061 and recognized a change in the fair value of derivative liabilities for the year ended December 31, 2013 of $110,602 which was charged to operations.  In determining the indicated values at December 31, 2013, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.07% to 0.15%, volatility ranging from 193.86% to 315.43%, a trading prices ranging from $0.02 per share to  $0.05 per share and a conversion price ranging from $0.012 to $0.0277 per share.

NOTE 9 – INCOME TAXES

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:
	December 31,
	2013	2012

Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	$-	$-

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets
Stock based compensation	$836,754	$171,922
Capital losses	76,500
Net operating losses	481,501	31,297
	1,394,755	203,219
Less valuation allowance	(11,394,755	(203,219)
Deferred tax asset - net valuation allowance	$--	$--

The net change in the valuation allowance for 2013 was $(1,191,536).

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

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the years ended December 31, 2013 and 2012.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2013 and 2012, there were no income taxes, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

NOTE 10 – COMMON STOCK AND WARRANTS

As indicated in Note 1, the Company declared a 50-for-1 reverse stock split of its common stock on August 31, 2012.  All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

For the Year Ended December 31, 2013

As discussed in Note 5, the Company issued on February 4, 2013 a total of 7,000,000 shares of its common stock of to five individuals and five entities in exchange for consulting services, valued at $2,450,000. The $2,450,000 is being charged to operations over the three-year term of the respective agreement. As indicated in Note 5, Mr. Guy Peckham, the Company’s president, received 2,000,000 of the 7,000,000 shares issued. The 2,000,000 shares were valued at $700,000.

During the year ended December 31 2103, the Company issued a total of 800,000 shares of its common stock to two consultants for services rendered. The shares were valued at $24,000 and charged to operations.

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As discussed more fully in Note 3, the Company on March 1, 2013 issued 2,000,000 shares of its common stock in exchange all of the outstanding shares of Goldfield International, Inc. The 2,000,000 shares were valued at $900,000.

During the year ended December 31 2103, the Company issued 1,080,000 shares of its common stock for $54,000.

During the year ended December 31, 2013, the Company issued 300,000 shares of its common stock for past amounts due for accounting. The shares were valued $15,000. No gain or loss was recognized on the issuances

During the year ended December 31, 2013, the Company issued a total of 900,000 common shares to its outside accountant and legal counsel for services valued at $39,000

As discussed in Note 6, in December 2013, the Company issued 30,000,000 shares of its common stock as part consideration in the settlement of debt due Santeo Financial Corporation and others. The 30,000,000 shares were valued at $600,000.

During the year ended December 31, 2013, the Company issued 300,000 shares of its common stock to the former shareholder of Goldfield as partial payment on consulting fees due him. The 300,000 shares were valued at $12,000.

In December 2013, the Company issued 1,800,000 shares of its common stock through the conversion of $18,468 of debt due a convertible note holder (See Note 8).

For the Year Ended December 31, 2012

On October 30, 2012, the Company issued a total of 40,000,000 shares of its common stock of which 33,000,000 shares were issued to five individuals and five entities in exchange for consulting services, valued at $429,000. The $112,200 is being charged to operations over the three-year term of the respective agreement. The remaining 7,000,000 shares were issued, but subsequently cancelled as the intended recipients failed to provide the agreed-upon services. As indicated in Note 4, Mr. Guy Peckham, the Company’s president, received 11,500,000 of the 33,000,000 shares issued. The 11,500,000 shares were valued at $149,500. Consulting fees charged to operations in 2012 relating to this transaction amounted to $23,946.

On November 20, 2012, the Company issued 10,500,000 shares of its common stock in exchange for the cancellation of $59,000 of debt. The 10,500,000 shares were valued at $59,000.

On November 20, 2012, the Company adopted its 2012 Stock Incentive Plan (the “Plan”). Under the Plan, the Company reserved 5,000,000 shares of its common stock to be issued to employees, directors, consultants and advisors. The exercise price under the Plan is $0.001 per share.  As of December 31, 2013, the Company issued 4,800,000 common shares through the Plan.

Options

The following table sets forth common share purchase warrants (post-split) outstanding as of December 31, 2013:

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Warrants Outstanding	Weighted Average Exercise Price

Balance, December 31, 2011	35,840	$12.50
Warrants granted	-	$12.50
Warrants expired	(30,120)	$(12.50)
Balance, December 31, 2012	5,720	$12.50
Warrants granted	-	$-
Warrants expired	(5,720)	$12.50
Balance, December 31, 2013	-	$-

NOTE 11 – FAIR VALUE

The Company’s financial instruments at December 31, 2013 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at December 31, 2013 and 2012 approximate fair market value because of their nature and respective durations.

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

MINERALRITE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

December 31, 2013:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Notes payable	-	$74,082	-	$74,082
Debt and other obligations
due related parties	-	$186.800	-	$186,600
Convertible debentures	-	$498,275	-	$498,275
Derivative liabilities	-	$358,061	-	$358,061

December 31, 2012:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Liabilities
Debt and other obligations
due related parties	-	$392,546	-	$392,546

NOTE 12 – SUBSEQUENT EVENTS

During the period for January 1, 2014 through April 10, 2014, the Company received $125,750 through the issuance of convertible notes maturing in April 2015 and issued 103,486,152 shares of its common stock on the cancelation of  $249,775 in convertible debt.

In April 2014, the Company entered into settlement agreement with an unrelated third party who purchased $102,672 of the Company’s debt Under the terms of the agreement, the Company will issue the Purchaser shares of the Company’s common stock at price equal to 55% of lowest trading price during the 15 day period including the day of the Purchaser’s request for shares. The terms of the settlement agreement are to submitted to a fairness hearing in a Court of  Jurisdiction. The shares will only be issued upon receiving the Court order and the determination that the  shares are exempt from registration. In addition to issuing the shares necessary to settle the debt sold, the Company is required to issue an additional 7,500,000 shares as a fee to the Purchaser. The agreement contains penalties for failure to deliver the shares within five trading days of the request for issuance and other contingencies. Shares issued in excess of the number of shares required to pay off the debt acquired are to be returned to the Company. needed to As of April 10, 2014, there have been no shares issued pursuant to the terms of this agreement.