Form 10-Q
period 2014-03-31
MINERALRITE Corp
filed 2014-07-09
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on July 3, 2014 was 300,147,163.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$1,514	$52,206
Accounts receivable	1,115	5,433
Inventories	195,399	74,096
Employee advances		100
Prepaid services	959,667	966,667

Total current assets	1,157,695	1,098,502

Property and equipment:
Equipment	102,050	102,050
Furniture and fixtures	8,701	8,701
Construction in progress	20,184	20,184
Less: accumulated depreciation	(23,645)	(18,538)

Total property and equipment, net	107,290	112,397

Other assets:
Prepaid services- long-term portion	776,911	1,016,828
Website development, net	3,092	4,425

Total other assets	780,003	1,021,253

Total assets	$2,044,988	$2,232,152

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2014	2013

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$287,395	$232,095
Accounts payable - related party	24,000	-
Accrued payroll	681	3,785
Customer deposits	120,752	119,103
Convertible debt, including accrued interest,
net of discounts	306,038	468,450
Debt and other obligations due related parties	241,928	186,800
Notes payable - other	184,115	74,082
Derivative liabilities	239,537	245,006
Total current liabilities	1,404,446	1,329,321

Long-term liabilities:

Convertible debt, including accrued interest,
net of discounts	-	29,825
Derivative liabilities	-	113,055

Total long-term liabilities	-	142,880

Total liabilities	1,404,446	1,472,201

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at March 31, 2014
and December 31, 2013	-	-
Common stock, par value $.001
authorized 500,000,000 shares
Issued 146,797,278 shares at March 31, 2014
and 88,739,900 shares at December 31, 2013	146,797	88,740
Additional paid-in capital	10,870,690	10,467,221
Accumulated deficit	(10,376,617)	(9,795,824)
Other comprehensive gain/(loss)	(328)	(186)
Total stockholders' deficit	640,542	759,951

Total liabilities and stockholders' deficit	$2,044,988	$2,232,152

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2014	2013

Net revenue	54,734	27,316

Cost of sales	(29,776)	(14,781)

Gross profit (loss)	24,958	12,535

Operating expenses
Rent expense	7,200	4,740
Professional fees	54,910	38,471
General & administrative (including non-cash
compensation)*	402,043	198,197
Total operating expenses	464,153	241,408

Loss from operations	(439,195)	(228,873)

Other income (expenses)
Loss on extinguishment of debt	(210,128)	-
Other income	6,600	572
Interest expense	(276,801)	(604)
Change in fair value of derivative liabilities	338,731	-
Total other income (expense)	(141,598)	(32)

Net Income (loss) before income taxes	$(580,793)	$(228,905)

Provision for income taxes	-	-

Net Income (loss) from continued operation	(580,793)	(228,905)

Discontinued operations
Income from discontinued operations	-	4,716
(Loss) on disposition of net assets of discontinued operations	-	-
Net loss from discontinued operations	-	4,716

Net loss	$(580,793)	$(224,189)

Other comprehensive income
Foreign currency translation adjustment	(206)	73

Total comprehensive income (loss)	$(580,999)	$(224,116)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinued operations	-	0.00
	$(0.01)	$(0.00)

Weighted average shares outstanding	99,889,906	49,504,344

Details of stock based compensation included within:
Related party consulting fees	$-	$-
General and administrative	229,125	47,618
Total	$229,125	$47,618

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(580,793)	$(228,905)
Gain from discontinued operations	-	4,716
Loss from continuing operations	(580,793)	(224,189)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:	-
Amortization	1,191	1,289
Depreciation	5,107	1,618
Loss on extinguishment of indebtedness	210,128
Amortization of discounts on convertible debt charged to interest expense	228,683
Stock based compensation	296,301	158,809
Change in fair value of derivative liabilities	(338,731)
(Increase) decrease in accounts receivable	4,318	(5,802)
(Increase) decrease in inventories	(121,303)	(21,220)
(Increase) decrease in other assets	100	7,104
Increase (decrease) in accrued interest on notes and loans payable	27,341	417
Increase (decrease) in accounts payable and accrued expenses	52,196	28,920
Increase (decrease) in customer deposits	1,650
Increase (decrease) in related party debt and other obligations	31,000	(22,152)
Increase in asset recovery obligation
Net cash (used in) operating activities	(182,812)	(75,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.		127,056
Proceeds from issuance of convertible debt	67,500	-
Proceeds from unrelated third patty loans	75,088	-
Principal reduction on unrelated third party loans	(37,123)	-
Proceeds from related patty loans	42,900	-
Principal reduction on related party loans	(16,245)	0
Advances from officers		25,400
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.		(60,000)
Net cash provided by (used in) financing activities	132,120	92,456

Effect of exchange rates on cash	-	(82)

Net increase (decrease) in cash and cash equivalents	(50,692)	17,168
Cash and cash equivalents - beginning of period	52,206	9,330
Cash and cash equivalents - end of period	$1,514	$26,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$20,777	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$-	$900,000
Value of 7,000,000 shares of common stock issued for consulting services	$-	$2,450,000
Value of 10,500,000 shares of common stock issued for consulting services	$-	$429,000
Value of 300,000 shares of common stock issued cancellation of past due
account and legal fees	$15,000	$-
Value of 33,000,000 shares of common stock issued of $59,000 of indebtedness		$525,000
Discounts and fees recorded on issuance of convertible debt	$222,207	$-
Fair value of derivative liabilities recognized on issuance of
convertible debt (Note 7)	$220,207	$-
Issuance of 94,504,496 common shares of common stock on conversion of debt	$195,033

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

On March 1, 2013, the Company acquired 100% of the total shares outstanding of Goldfield International, Inc. (“Goldfield”) in exchange for issuing 2,000,000 shares of its common stock. The acquisition was based on the fair value of the shares issued amounting to $900,000. The accompanying consolidated financial statements include the accounts and balances of the Company and also of Goldfield since the date of its acquisition. All material intercompany transactions have been eliminated. Goldfield is in the business of manufacturing gold mining equipment.
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on May 21, 2014.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which raise substantial doubt as to the Company’s ability to continue as a going concern. For the three month ended March 31, 2014, the Company had a net loss from continuing operations of $580,793 and accumulated deficit of $10,376,617. The Company has funded its operations through the private sale of its common shares and issuance of convertible debt. Net revenue generated from operations in not sufficient to pay Company debts currently due or to fund future operations. The Company continues to raise additional funds; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to conform the 2013 amounts to the 2014 classifications for comparative purposes.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of March 31, 2014, no allowances were required.

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
Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the three months ended March 31, 2014 and 2013 from continuing operations amounted to amounted to $5,107 and $1,618, respectively.

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

Of the Company’s revenue earned during the three months ended March 31, 2014, approximately 76% was generated from sales to one customer.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of March 31, 2014, two customers accounted for 100% of the Company’s net accounts receivable balance, respectively.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share consist of $459,493 of convertible debt and accrue interest convertible into a 53,937,378 of common shares (See Note 8).

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014, the Company believed there was an impairment of its long-lived assets and write off goodwill and investment in unconsolidated subsidiary.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31. 2014. The Company’s financial instruments consist of cash, accounts receivables, payables, convertible debt and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

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

In accordance with the provisions of ASC Topic 205-20, Discontinued Operations, the Company has reclassified its revenue and expenses of its oil and gas operations to “loss from discontinued operations” for the three months ended March 31, 2013.

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

Consulting fees charged to operations during the three months ended March 31, 2014 and 2013 relating to these two transactions amounted to $239,917 and $158,809, respectively. The unamortized balance at March 31, 2014 totaled $1,736,578. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

March 31,
2015	$959,667
2016	776,911
$1,736,578

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s manufacturing facilities are being leased from the former sole shareholder of Goldfield on a month-to-month basis at $8,000 per month. The Company did not pay rent for the two months ended March 2014 and the Company had an outstanding balance of $16,000 due on this obligation.

On February 4, 2013, the Company issued Mr. Guy Peckham, the Company’s current president 2,000,000 shares of its common stock for services. The 2,000,000 shares were valued at $700,000, which is being charged to operations over the three year term of the underlying agreement.

As of March 31, 2014, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company agreed to pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. As of March 31, 2014, the Company had an outstanding balance of $8,000.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. The Company has not made any payments toward this obligation and has accrued of interest that was charged to operations for the three months ended March 31, 2014 amounting to $1,973.  The outstanding balance including accrued interest at March 31, 2014 totaled $107,307.

In addition, the former shareholder of Goldfield has also advanced the Company $80.000, which is unsecured, non-interest bearing and due on demand.

NOTE 7 – NOTES PAYABLE

On December 17, 2013, the Company borrowed $10,000 from an unrelated third party. The loan is assessed interest at an annual rate of 15% and matures on March 1, 2014, when the principal and accrued interest becomes fully due. Interest accrued and charged to interest expense for the three months ended March 31, 2014 amounted to $370. The balance of the note at March 31, 2014, including accrued interest amounted to $10,427.

On December 31 2013, the Company borrowed $40,000 from an unrelated third party. The loan is secured by the Company’s accounts receivable. The terms of the loan includes a loan fee of $400, which is being amortized and charged to operations over the term of the loan. Under the terms of the loan, the Company is required to pay back a total of $57,600 at a rate of $$444 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 32% per annum. Interest accrued and charged to operations for three months ended March 31, 2014 amounted to $8,817. During the three month period, the Company made principal payments totaling $26,723. The balance of the note at March 31, 2014, including accrued interest and fees, net of the discounts amounted to $11,171.

On February 14 2014, the Company borrowed an additional $75,088 from same unrelated third party indicated above. The loan is secured by the Company’s accounts receivable. The Company is required to pay back a total of $111,750 at a rate of $$860 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 50% per annum. Interest accrued and charged to interest expense for three months ended March 31, 2014 amounted to $11,960. During the three month period, the Company made principal payments totaling $10,400. The balance of the note at March 31, 2104, including accrued interest amounted to $64,688.

NOTE 8 – CONVERTIBLE DEBT

a.
The Company entered into an agreement with an unrelated third party to borrow up to a maximum of $315,000. On February 20, 2014, the Company received a $30,000 advance. In consideration for the funds borrowed, the Company is assessed a loan fee equal to 10% of the funds advanced and a closing and due diligence fee equal to 8% of the amount advanced. The outstanding balance including principal, accrued interest, and fees are convertible in the Company’s common shares at a conversion price equal to the lessor of a) $0.05 per share; or b) 60% of the lowest trade price in the 25 trading days prior to conversion. There is no interest charged for the first ninety days; however, if the amounts due under this obligation is not fully paid with the ninety days, the total amount outstanding including accrued interest and fees will be assessed a one-time interest charge  of 12%.

The Company accounted for the financing under ASC Topic 470-20 “Debt with Conversion and Other Options.” The proceeds of the financing are required to be bifurcated based upon the fair value of the convertible note using a relative fair value approach based upon the total amount of the $35,400 debt ($30,000 advances plus fees totaling $5,400). As the outstanding balance of the note is convertible into a number of variable common shares, the conversion feature accounted for under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation was initially valued at $30,000 (the fair value cannot initially exceed the amount of the advance) and classified as a derivative liability with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective one-year term of the advance. In determining the indicated values, the Company used the Black Scholes Option Model with a risk-free interest rate of 0.12%, volatility of 304%, a trading price of $0.007, and a conversion price of $0.0063 per share.

Amortization of the discounts for the three months ended March 31, 2014 totaled $7,281, which was charged to interest expense. The balance of the convertible note at March 31, 2104, including fees, net of the discounts amounted to $7,281.

b.
On March 17, 2014, the Company borrowed $37,500 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on March 14, 2015, when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $2,000, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on September 10, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on effective date of the conversion right under ASC Topic 815-15 “Embedded Derivative.”

Accrued interest and amortization of the loan fee charged to operations for the three months ended March 31, 2014 totaled $239. The balance of the convertible note at March 31, 2014, including fees, net of discounts amounted to $37,740.

c.
Throughout 2013, the Company raised a total $505.000 through the issuance of convertible debt. As the outstanding balance of these notes are convertible into a number of variable common shares, the conversion features were accounted for under ASC Topic 815-15 “Embedded Derivative.  During the three months ended March 31, 2014, the Company issued 53,937,378 of its common shares to various noteholders on the conversion of $195,033 of indebtedness. The Company recognized a $210,128 loss on the debt extinguishment.

Accrued interest on these notes that was charged to operations for the three months ended March 31, 2014 totaled $26,732. Amortization of the discounts for the three months ended March 31, 2014 totaled $221,402, which was charged to interest expense. The balance of the convertible notes at March 31, 2014 including accrued interest and net of the discount amounted to $261,019.

A recap of the balance of outstanding convertible debt at March 31, 2014 is as follows:

Principal balance	$425,519
Accrued interest	33,974
Less discounts and
Fees, net of accumulated
amortization	(153,455)
$306,038
Balance maturing for the period ending:
March 31, 2015	$306,038

The Company valued the derivative liabilities at Mach 31, 2014 at $239,537 and recognized a change in the fair value of derivative liabilities for the three months ended March 31, 2014 of $338,731 which was credited to operations.  In determining the indicated values at March 31, 2014, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.03% to 0.13%, volatility ranging from 159.12% to 541.02%, a trading price of $.0034, and conversion prices ranging from $0.0018 to $0.0064 per share.

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

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at March 31, 2014 of approximately $1,416,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the three months ended March 31, 2014 and 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

NOTE 10 – COMMON STOCK AND WARRANTS

As indicated in Note 1, the Company declared a 50-for-1 reverse stock split of its common stock on August 31, 2012.  All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

For the three months ended March 31, 2014

As discussed in Note 8, during the three months period ended March 31, 2014, the Company issued 53,937,378 of its common shares to various note holders on the conversion of $195,033 of indebtedness. The Company recognized a $210,128 loss on the debt extinguishment.

During the three months ended March 31, 2014, the Company issued a total of 4,120,000 shares of its common stock in consideration for consulting and professional services valued at $56,384.

For the three months ended March 31, 2013

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

NOTE 11 – FAIR VALUE

The Company’s financial instruments at March 31, 2014 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at March 31, 2014 and December 31, 2013 approximate fair market value because of their nature and respective durations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

March 31, 2014
Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	-	$184,115	-	$184,115
Debt and other obligations
due related parties	-	$241,928	-	$241,928
Convertible debentures	-	$425,519	-	$425,519
Derivative liabilities	-	$239,537	-	$239,537

NOTE 12 – SUBSEQUENT EVENTS

For the period April 1, 2014 through July 3,  2014, the Company issued 153,349,885 shares of its common stock of which 144,349,885 was issued through the conversion and cancellation of $150,391 of convertible notes, 7,000,000 common shares were issued thorugh the cancellation of $5,000 of other debt, and 2,000,000 common shares were issued to three individuals in exchange for consulting services valued at $6,000. Of the 2,000,000 shares issued, 1,000,000 shares was issue to Mr. Lloyd McEwan, the former shareholder of Goldfield.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation and any amortization are computed using the straight-line method for financial reporting over the estimated useful lives.  The estimated useful lives of assets range from 5 to 7 years.   Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the three months ended March 31, 2014 and 2013 from continuing operations amounted to amounted to $5,107 and $1,618, respectively.

Discontinued Operations

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

In accordance with the provisions of ASC Topic 205-20, Discontinued Operations, the Company has reclassified its revenue and expenses of its oil and gas operations to “loss from discontinued operations” for the three months ended March 31, 2013.

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-15 “Embedded Derivatives.”  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional convertible notes (see Note 8 to the Footnotes to the Company’s Financial Statements in Item 1 of this Current Report).  The embedded derivative includes the conversion feature of the notes.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the respective agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the three months ended March 31, 2014, approximately 76% was generated from sales to one customer.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of March 31, 2014, two customers accounted for 100% of the Company’s net accounts receivable balance, respectively.

Fair Value Measurement

The Company’s financial instruments at March 31, 2014 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at March 31, 2014 and December 31, 2013 approximate fair market value because of their nature and respective durations.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended March 31, 2014 versus March 31, 2013

During the three months ended March 31, 2104, net cash used in the Company’s operating activities totaled $(182,812) compared to $(75,206) during the three months ended March 31, 2013. During the three months ended March 31, 2014, net cash provided by investing activities totaled $nil compared to $nil during the three months ended March 31, 2013. During the three months ended March 31, 2014, net cash flow provided by financing activities totaled $132,120 compared to $92,456 during the three months ended March 31, 2013.During the three months ended March 31, 2014, net cash decreased $50,692 as compared to an increase of $17,168 during the three months ended March 31, 2013.

At March 31, 2014, the Company had cash of $1,514, accounts receivable of $1,115, inventories of $195,399 and prepaid services of $959,666 that comprised the Company’s total current assets totaling $1,157,695. The Company’s property and equipment at March 31, 2014 had a net book value of $107,290 consisting of equipment, furniture, fixtures and construction in process net of $23,645 in accumulated depreciation. The Company also had the long term portion of prepaid services of $776,911, website development of $3,092 totaling $780,003 at March 31, 2014, while the Company’s total assets at March 31, 2014 were $2,044,988.

At March 31, 2014, the Company had total current liabilities totaling $1,404,446 consisting of $287,395 in accounts payable, $24,000 in related party accounts payable, $681 in accrued payroll, $120,752 in customer deposits, $306,038 in convertible debt, $241,928 in debt and other obligations to related parties, $184,115 in notes payable and $239,537 in derivative liabilities.  Additionally, the Company’s long-term debt at March 31, 2014 was $nil due to the elimination of the Company’s accrued asset recovery obligations from the discontinuation of its operations related to its oil and gas properties.

Therefore, at March 31, 2014, the Company had total liabilities of $$1,404,446. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated exploration costs associated with the precious metals and mineral interests that the Company anticipates acquiring, and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At March 31, 2014, the Company had a stockholders’ deficit totaling $640,542 compared to $759,951 at the period ending March 31, 2013.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2014 versus March 31, 2013

The Company’s revenue for the three months ended March 31, 2014 was $54,734 with associated cost of sales of $29,776 as compared to March 31, 2013 revenue totaling $27,316 and with costs of sales of $14,781 for the three months ended. The Company incurred general and administrative expenses for the three months ended March 31, 2014 totaling $402,043 that included non-cash fees of $229,125, rent of $7,200, and professional fees of $54,910.  General and administrative expense for the three months ended March 31, 2013 totaled $198,197 that included non cash fees of $47,618, related party rent of $4,740,  and professional fees of $38,741.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s recent business focus has been to enter the business of mineral processing, certification, equipment manufacturing and sales. The CEO expects to engage a management team experienced in creating and operating mining companies and intends to focus on the identification, certification and sale of undervalued assets. The Company plans to engage in the extraction of precious metals from ore bodies and reclaimed tailings. The Company intends to continue to raise additional capital for this new line of business although no assurances can be made that it will be successful in doing so or that if it is, that the terms of such additional financing will be favorable to the Company and its existing shareholders.

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support operations involves risks and uncertainties and actual results could differ as a result of a number of factors. The Company plans to enter into the mineral extraction service industry and anticipates significant increases in its cash needs in order to execute its business plan.  The Company no longer has its oil and gas business because it discontinued operations via a “spin-off” to its largest creditor as part of its plan to decrease its liabilities and focus on its new line of business.  However the oil and gas operations were never expected to provide sufficient working capital to pursue this new line of business; therefore discontinuing the oil and gas operations furthered its objectives by reducing the associated liabilities.

Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder in 2013, the Company is in the process of negotiating the conversion of this obligation into equity.  The Company intends to designate certain classes of its currently undesignated preferred stock in the near term in order to facilitate the access to capital that it needs to pursue its business plan.

Collectively the forgoing are significant additional expenses which the Company will continue to incur in the future.  Other than anticipated costs associated with the precious metal and mineral interests that the Company intends to acquire and the anticipated increases in the legal and accounting costs associated with being a public company, management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

In the event that the Company experiences a shortfall in capital, the Company intends to pursue opportunities to raise funds through public or private financing as well as through borrowings and via other resources, such as the Company’s officers, directors and principal shareholders. The Company cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then the Company’s ability meet its obligations and to expand operations may be significantly hindered. If adequate funds are not available, the Company believes that the Company’s officers, directors and principal shareholders will contribute funds to pay for the Company’s expenses to achieve the Company’s objectives over the next twelve months.

The Company’s belief that the Company’s officers, directors and principal shareholders will pay the Company’s expenses is based on the fact that the Company’s officers, directors and principal shareholders collectively own approximately a significant amount of the Company’s outstanding common stock and will likely continue paying the Company’s expenses as long as they maintain their ownership of the Company’s common stock and so long as they do not incur financial hardship.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2014, the date of this report, the Company’s chief executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective subject to the limitations set forth below.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of March 31, 2014. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

In light of the material weaknesses described above, Company management performed additional analysis and other procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, Company management believes that the financial statements included in this Current Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

During 2013, Egbert & Barnes, PC (“E&B”), our former counsel brought suit against the Company to collect on past due invoices in the amount of approximately $62,753.00.  Effective as of November 30, 2013, the Company entered into a convertible promissory note with E&B in full settlement of the debt (the “E&B Note”).  The E&B Note bears interest at 6% per annum, matures on September 10, 2015 and is convertible into the Company’s common stock at a price equal to a 10% discount from the 30 day volume weighted average price. The E&B Note was subsequently assigned to a third party.  There continues to be an unresolved issue with E&B but the Company is confident that it will be able to resolve any and all outstanding issues.  The additional expenses associated with this is not known at this time

Other than the foregoing, Company management knows of no material, existing or pending legal proceedings against the Company’s company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which the Company’s director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (a) Sale of Notes Payable

On December 17, 2013, the Company borrowed $10,000 from an unrelated third party. The loan is assessed interest at an annual rate of 15% and matures on March 1, 2014, when the principal and accrued interest becomes fully due. Interest accrued and charged to interest expense for the three months ended March 31, 2014 amounted to $370. The balance of the note at March 31, 2014, including accrued interest amounted to $10,427.

On December 31 2013, the Company borrowed $40,000 from an unrelated third party. The loan is secured by the Company’s accounts receivable. The terms of the loan includes a loan fee of $400, which is being amortized and charged to operations over the term of the loan. Under the terms of the loan, the Company is required to pay back a total of $57,600 at a rate of $444 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 32% per annum. Interest accrued and charged to operations for three months ended March 31, 2014 amounted to $8,817. During the three month period, the Company made principal payments totaling $26,723. The balance of the note at March 31, 2014, including accrued interest and fees, net of the discounts amounted to $11,171.

On February 14 2014, the Company borrowed an additional $75,088 from same unrelated third party indicated above. The loan is secured by the Company’s accounts receivable. The Company is required to pay back a total of $111,750 at a rate of $860 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 50% per annum. Interest accrued and charged to interest expense for three months ended March 31, 2014 amounted to $11,960. During the three month period, the Company made principal payments totaling $10,400. The balance of the note at March 31, 2104, including accrued interest amounted to $64,688.

(b) Sale of Convertible Notes

The Company entered into an agreement with an unrelated third party to borrow up to a maximum of $315,000. On February 20, 2014, the Company received a $30,000 advance. In consideration for the funds borrowed, the Company is assessed a loan fee equal to 10% of the funds advanced and a closing and due diligence fee equal to 8% of the amount advanced. The outstanding balance including principal, accrued interest, and fees are convertible in the Company’s common shares at a conversion price equal to the lesser of a) $0.05 per share; or b) 60% of the lowest trade price in the 25 trading days prior to conversion. There is no interest charged for the first ninety days; however, if the amounts due under this obligation is not fully paid with the ninety days, the total amount outstanding including accrued interest and fees will be assessed a one-time interest charge  of 12%.   Amortization of the discounts for the three months ended March 31, 2014 totaled $7,281, which was charged to interest expense. The balance of the convertible note at March 31, 2104, including fees, net of the discounts amounted to $7,281.

On March 17, 2014, the Company borrowed $37,500 through the issuance of a convertible note to an unrelated third party.  Under the terms of the note, the loan is assessed interest at a rate of 8% per annum and matures on March 14, 2015, when principal and accrued interest becomes fully due and payable. The terms of the loan includes a loan fee of $2,000, which is being amortized and charged to operations over the term of the loan. The terms of the note does not permit any prepayments.  Commencing on September 10, 2014, the note holder has the right to convert the outstanding balance including principal and accrued interest into the Company’s common shares at a conversion price equal to 50% of the lowest market price for the 10 day trading period prior to the date that is one day prior to date that the conversion notice is sent to the Company. The Company plans to account for the conversion feature on effective date of the conversion right under ASC Topic 815-15 “Embedded Derivative.”  Accrued interest and amortization of the loan fee charged to operations for the three months ended March 31, 2014 totaled $239. The balance of the convertible note at March 31, 2014, including fees, net of discounts amounted to $37,740.

(c) Issuance of Common Stock Upon Conversion of Notes.

Throughout 2013, the Company raised a total $505.000 through the issuance of convertible debt. As the outstanding balance of these notes are convertible into a number of variable common shares, the conversion features were accounted for under ASC Topic 815-15 “Embedded Derivative.  During the three months ended March 31, 2014, the Company issued 53,937,378 of its common shares to various noteholders on the conversion of $195,033 of indebtedness. The Company recognized a $210,128 loss on the debt extinguishment.

Exemptions From Registration. The securities sold and the shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act, and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; or in the case of notes converted into shares of the Company’s Common Stock, the converting note holder had held the note for the period required under Rule 144 and the converting note holder otherwise qualified for the exemption afforded by Rule 144 of Regulation D promulgated under the Securities Act.

There are no outstanding shares of the Company’s Common Stock that Company management has agreed to register under the Securities Act for sale by security holders.

(d) Use of Proceeds.

The proceeds from sale of the securities referenced above were used for working capital  including but not limited to payment of the Company’s obligations to vendors and service providers, filing fees, audit fees etc. and the conversion of the notes allowd the company to extinguish the debt associated with the converted notes.

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

MINERALRITE CORPORATION

Dated: July 7, 2014	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer