Form 10-Q/A
period 2014-03-31
MINERALRITE Corp
filed 2014-08-04
CIK 1096296

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

Explanatory Note for Amendment 1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on July 8, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

MINERALRITE CORPORATION

Dated: August 4 , 2014	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer