Form 10-Q/A
period 2013-03-31
MINERALRITE Corp
filed 2014-08-12
CIK 1096296

Unknown;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note for Amendment 1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on  June 03, 2013.  No other changes, revisions, or updates were made to the original amended filing.

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

MINERALRITE CORPORATION

Dated: August 12, 2014	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer

23