Form 10-K/A
period 2013-12-31
MINERALRITE Corp
filed 2014-08-12
CIK 1096296

Unknown;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note for Amendment 1:

This Amendment #1 to our Annual Report only furnishes the XBRL presentation not filed with the previous 10K filed on May 21, 2014.  No other changes, revisions, or updates were made to the original amended filing.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

¦	our ability to diversify our operations;

¦

exploration risks such as drilling unsuccessful wells;

¦

our ability to attract key personnel;

¦

our ability to operate profitably;

¦

our ability to efficiently and effectively finance our operations, and/or purchase orders;

¦

inability to achieve future sales levels or other operating results;

¦

inability to raise additional financing for working capital;

¦

inability to efficiently manage our operations;

¦

the inability of management to effectively implement our strategies and business plans;

¦

the unavailability of funds for capital expenditures and/or general working capital;

¦

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

¦	deterioration in general or regional economic conditions;

¦

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

¦	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in commodity prices or otherwise, could adversely impact the Company in many ways by negatively affecting its sales and results of operations.  Likewise volatility in precious metals and gem stone prices are likely to continue. Depending on the market prices of gold, silver, platinum, palladium and gem stones, mining companies may cancel or curtail their mining projects, thereby reducing demand for the Company’s alluvial mining equipment and services. Many factors beyond the Company’s control affect precious metal and gem prices and the resultant demand for our equipment and services, including but not limited to:

¦ exploration and production costs;

¦ the discovery rate of new precious metal and gem stone deposits;

¦ the rate of depletion of existing and new precious metal and gem stone deposits;

¦ the ability of mining companies to raise capital;

¦ political instability in precious metal and gem stone producing regions;

¦ economic conditions in the United States and elsewhere;

¦ governmental regulations, both domestic and foreign;

¦ domestic and foreign tax policy;

¦ weather conditions in the United States and elsewhere; and

¦ the overall supply and demand for commodities.

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

All of our manufacturing operations currently will be conducted in the United States. There are a number of risks inherent in doing business here, including the following:

¦

unfavorable political or economic factors;

¦

potentially adverse tax consequences;

¦

unexpected legal or regulatory changes;

¦

lack of sufficient protection for intellectual property rights; and

¦

difficulties in recruiting and retaining personnel, and managing operations.

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

¦

our efforts to protect our proprietary rights may not be effective in preventing misappropriation of them;

¦

our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or

¦

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

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

¦	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
¦

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

¦

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

MineralRite Corporation

Dated: August 11, 2014	/s/ Guy Peckham
By:	Guy Peckham
Its:	Principal Executive officer
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

F - 29