Form 10-Q
period 2014-06-30
MINERALRITE Corp
filed 2014-08-19
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on July 7, 2014 was 342,134,341.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

	MINERALRITE CORPORATION AND SUBSIDIARY
	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$ 397	$ 52,206
Accounts receivable	1,916	5,433
Inventories	156,731	74,096
Employee advances		100
Prepaid services	959,667	966,667

Total current assets	1,118,711	1,098,502

Property and equipment:
Equipment	102,050	102,050
Furniture and fixtures	8,701	8,701
Construction in progress	20,184	20,184
Less: accumulated depreciation	(28,752)	(18,538)

Total property and equipment, net	102,183	112,397

Other assets:
Prepaid services- long-term portion	536,994	1,016,828
Website development, net	1,913	4,425

Total other assets	538,907	1,021,253

Total assets	$ 1,759,801	$ 2,232,152

The accompanying notes are an integral part of these financial statements

	MINERALRITE CORPORATION AND SUBSIDIARY
	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	(Continued)
	June 30,	December 31,
	2014	2013

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 348,490	$ 232,095
Accounts payable - related party	39,000
Accrued payroll	681	3,785
Customer deposits	144,280	119,103
Convertible debt, including accrued interest,
net of discounts	286,450	468,450
Debt and other obligations due related parties	219,422	186,800
Notes payable - other	176,725	74,082
Derivative liabilities	977,756	245,006
Total current liabilities	2,192,804	1,329,321

Long-term liabilities:
Convertible debt, including accrued interest,
net of discounts	-	29,825
Derivative liabilities	-	113,055

Total long-term liabilities	-	142,880

Total liabilities	2,192,804	1,472,201

Stockholders' Deficit:
Preferred stock, par value $.001
authorized 10,000,000 shares
no shares issued at June 30, 2014
and December 31, 2013	-	-
Common stock, par value $.001
authorized 500,000,000 shares
Issued 307,147 shares at June 30, 2014
and 88,739,900 shares at December 31, 2013	307,147	88,740
Additional paid-in capital	11,157,281	10,467,221
Accumulated deficit	(11,897,126)	(9,795,824)
Other comprehensive gain/(loss)	(305)	(186)
Total stockholders' deficit	(433,003)	759,951
Total liabilities and stockholders' deficit	$ 1,759,801	$ 2,232,152

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$ 127,842	$ 167,174	$ 182,576	$ 194,490

Cost of sales	(105,279)	(160,845)	(135,055)	(175,625)

Gross profit (loss)	22,563	6,329	47,521	18,865

Operating expenses
Rent expense	7,200	4,393	14,400	8,332
Professional fees	96,674	92,464	151,584	130,935
General & administrative (including non-cash
compensation)*	394,061	320,823	796,104	519,823
Total operating expenses	497,935	417,680	962,088	659,090

Loss from operations	(475,372)	(411,351)	(914,567)	(640,225)

Other income (expenses)
Gain (Loss) on extinguishment of debt	11,292	-	(198,836)	-
Other income	-	3,466	6,600	4,039
Interest expense	(143,927)	(16,747)	(420,728)	(17,351)
Change in fair value of derivative liabilities	(912,502)	(119,679)	(573,771)	(119,679)
Total other income (expense)	(1,045,137)	(132,960)	(1,186,735)	(132,991)

Net Income (loss) before income taxes	(1,520,509)	(544,311)	(2,101,302)	(773,216)

Provision for income taxes	-	-	-	-

Net Income (loss) from continued operation	(1,520,509)	(544,311)	(2,101,302)	(773,216)

Discontinued operations
Income(Loss) from discontinued operations	-	(7,923)	-	6,794

Net loss from discontinued operations	-	(7,923)	-	6,794

Net loss	(1,520,509)	(552,234)	(2,101,302)	(766,422)

Other comprehensive income
Foreign currency translation adjustment	23	(58)	(119)	(88)

Total comprehensive income (loss)	$ (1,520,486)	$ (552,292)	$ (2,101,421)	$ (766,510)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Loss from discontinued operations	-	(0.00)	-	0.00
	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	255,968,093	54,581,438	178,365,127	52,056,917

*	Details of stock based compensation included within:
Related party consulting fees	$ -	$ 70,792	$ -	$ 118,410
General and administrative	266,917	169,125	563,217	280,316
Total	$ 266,917	$ 239,917	$ 563,217	$ 398,726

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (2,101,302)	$ (766,422)
Gain from discontinued operations	-	(6,794)
Loss from continuing operations	(2,101,302)	(773,216)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:	-
Amortization	2,394	2,572
Depreciation	10,214	4,776
Loss on extinguishment of indebtedness	198,836	-
Amortization of discounts on convertible debt charged to interest expense	291,569	12,749
Stock based compensation	563,217	398,726
Change in fair value of derivative liabilities	573,771	119,679
(Increase) decrease in accounts receivable	3,517	-
(Increase) decrease in inventories	(82,635)	7,177
(Increase) decrease in other assets	100	10,199
Increase (decrease) in accrued interest on notes and loans payable	120,935	4,415
Increase (decrease) in accounts payable and accrued expenses	108,704	108,589
Increase (decrease) in customer deposits	25,178	54,765
Increase (decrease) in related party debt and other obligations	46,000	(31,292)
Net cash (used in) operating activities	(239,502)	(80,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	-	(2,300)
Investment in consolidated subsidiary	-	(85,000)
Net cash provided by investing activities	-	(87,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.	-	127,056
Proceeds from issuance of common stock		54,000
Proceeds from issuance of convertible debt	155,500	165,000
Proceeds from unrelated third patty loans	77,588	-
Principal reduction on unrelated third party loans	(47,550)	-
Proceeds from related patty loans	46,900	30,700
Principal reduction on related party loans	(44,745)	(29,636)
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.		(60,000)
Net cash provided by (used in) financing activities	187,693	287,120

Effect of exchange rates on cash	-	(193)

Net increase (decrease) in cash and cash equivalents	(51,809)	118,766
Cash and cash equivalents - beginning of period	52,206	9,330
Cash and cash equivalents - end of period	$ 397	$ 128,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 20,777	$ 681
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$ -	$ 900,000
Value of 7,000,000 shares of common stock issued for consulting services	$ -	$ 2,450,000
Value of 13,620,000 shares of common stock issued for consulting services	$ 83,384
Value of 600,000 shares of common stock issued cancellation of past due
account and legal fees		$ 30,000
Value of 204,787,263 common shares issued on cancelation of $340,149
of convertible debt	$ 825,082	$ -
	Value of 33,000,000 shares of common stock issued of $59,000 of indebtedness	$ 525,000
Discounts and fees recorded on issuance of convertible debt	$ 471,098	$ 22,471
Fair value of derivative liabilities recognized on issuance of
convertible debt (Note 7)	$ 394,941	$ 91,887
Fair value of derivative liability recognized on insufficient authorized shares	$ 356,699	$ -

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on May 21, 2014.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which raise substantial doubt as to the Company’s ability to continue as a going concern. For the six month ended June 30, 2014, the Company had a net loss from continuing operations of $2,101,421 and accumulated deficit of $11,897,126. The Company has funded its operations through the private sale of its common shares and issuance of convertible debt. Net revenue generated from operations in not sufficient to pay Company debts currently due or to fund future operations. The Company continues to raise additional funds; however,

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of June 30, 2014, no allowances were required.

Revenue Recognition

Sales and related costs are recognized when the title passes to the customer since the risks and rewards of ownership has transferred, persuasive evidence of an arrangement exists, the services have been performed and all required milestones achieved, the selling price is fixed, determinable, and collection is reasonable assured.

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Property and Equipment

Property and equipment are stated at cost.  Depreciation and any amortization are computed using the straight-line method for financial reporting over the estimated useful lives.  The estimated useful lives of assets range from 5 to 7 years.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the three months ended June 30, 2014 and 2013 from continuing operations amounted to amounted to $5,107 and $3,158, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 from continuing operations amounted to amounted to $10,214 and $4,776, respectively.

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

At June 30, 2014, the Company did not have sufficient authorized shares in reserve to meet the number of shares that would be issued upon the complete conversion its convertible debt. The Company recognized a liability of $356,699 on the share deficiency which was charged to operations and included in change in fair value of derivative liabilities pursuant to ACS Topic 815-40-25.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the three months ended June 30, 2014, approximately 91% was generated from sales to one customer. Of the Company’s revenue earned during the six months ended June 30, 2014, approximately 64% was generated from sales to one customer.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

within management’s expectations. As of June 30, 2014, two customers accounted for 100% of the Company’s net accounts receivable balance, respectively.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2014 that have been excluded from the computation of diluted net loss per share consist of $418,544 of convertible debt and accrue interest convertible into a 347,939,404 of common shares (See Note 8).  .

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2014, the Company believed there was an impairment of its long-lived assets and write off goodwill and investment in unconsolidated subsidiary.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30. 2014. The Company’s financial instruments consist of cash, accounts receivables, payables, convertible debt and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

We valued the assets acquired and liabilities assumed as follows:

6 Months Ended
June 30, 2014
Current assets (including cash)	$ 226,809
Property and equipment	104,600
Intangibles and goodwill	875,667
Current liabilities, including above indicating $100,000 debt	(307,076)
Total purchase price	$ 900,000

The intangibles and goodwill of $875,667 was written off in 2013 due to impairment.

NOTE 4 - DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC Topic 205-20, Discontinued Operations, the Company has reclassified its revenue and expenses of its oil and gas operations to “loss from discontinued operations” for the three months and six months ended June 30, 2013.

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Consulting fees charged to operations during the three months ended June 30, 2014 and 2013 relating to these two transactions amounted to $239,917 and $239,917, respectively. Consulting fees charged to operations during the six months ended June 30, 2014 and 2013 relating to these two transactions amounted to $479,834 and $398,729, respectively The unamortized balance at June 30, 2014 totaled $1,496,661. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

June 30,
2015	$ 959,667
2016	536,994
$ 1,496,661

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s manufacturing facilities are being leased from the former sole shareholder of Goldfield on a month-to-month basis at $8,000 per month. The Company did not pay rent for the six month period ended June 30, 2014 and the Company had an outstanding balance of $48,000 due on this obligation, which has been included in the Company’s accounts payable balance as of June 30, 2014.

On February 4, 2013, the Company issued Mr. Guy Peckham, the Company’s current president 2,000,000 shares of its common stock for services. The 2,000,000 shares were valued at $700,000, which is being charged to operations over the three year term of the underlying agreement.

As of June 30, 2014, certain shareholders have advanced the Company a total of $19,845 that is payable on demand and is non-interest bearing.

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company agreed to pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. As of June 30, 2014, the Company had an outstanding balance of $23,000.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. Interest accrues on any payment that is not paid within 10 days of its respective due date. The Company has not made any payments toward this obligation and has accrued of interest that was charged to operations for the three months ended June 30, 2014 and 2013 amounting to $1,994 and $1,301, respectively. Accrued interest that was charged to operations for the six months ended June 30, 2014 and 2013 amounting to $3,967 and $1,301, respectively. The outstanding balance including accrued interest at June 30, 2014 totaled $109,301. The debt was assigned to the Company’s President in June 2014.

In addition, the former shareholder of Goldfield has also advanced the Company $80,000, which is unsecured, non-interest bearing and due on demand of which $28,500 was paid in May 2014. .

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 7 – NOTES PAYABLE

On December 17, 2013, the Company borrowed $10,000 from an unrelated third party. The loan is assessed interest at an annual rate of 15% and matures on March 1, 2014, when the principal and accrued interest becomes fully due. Interest accrued and charged to interest expense for the three months and six months ended June 30, 2014 amounted to $370 and $370, respectively. The balance of the note and accrued interest totaling $10,427 was paid off during the three months ended June 30, 2014.

On December 31 2013, the Company borrowed $40,000 from an unrelated third party. The loan is secured by the Company’s accounts receivable. The terms of the loan includes a loan fee of $400, which is being amortized and charged to operations over the term of the loan. Under the terms of the loan, the Company is required to pay back a total of $57,600 at a rate of $444 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 32% per annum. Interest accrued and charged to operations for three and six months ended June 30, 2014 amounted to $6,074 and $14,891, respectively. During the three month period ended June 30, 2014, the Company made principal payments totaling $26,723. The Company has not made any further payments toward this obligation. The balance of the note at June 30, 2014, including accrued interest and fees, net of the discounts amounted to $17,245.

On February 14 2014, the Company borrowed an additional $75,088 from same unrelated third party indicated above. The loan is secured by the Company’s accounts receivable. The Company is required to pay back a total of $111,750 at a rate of $860 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 50% per annum. Interest accrued and charged to interest expense for three months and six months June 30, 2014 amounted to $27,534 and $15,574, respectively.. During the 2014, the Company has made principal payments totaling $10,836, of which the last payment of $436 was paid in April 2014. The balance of the note at June 30, 2104, including accrued interest amounted to $79,402 as of June 30, 2014.

NOTE 8 – CONVERTIBLE DEBT

During 2013 and 2014, the Company has received funds totaling $320,000 through the issuance of convertible promissory notes. In addition, the Company has also issued convertible promissory notes to vendors and other creditors in cancelation of amounts due them. These outstanding balances of these notes are convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective term of the related note. In determining the indicated values of the convertible notes issued in 2014, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.04% to .11%, volatility ranging from 237.72% of 350.99%, trading prices ranging from $0.0023 per share to $0.0034 per share of $0.007, and a conversion prices ranging from $0.007 per share to $0.0023 per share.

Accrued interest on these notes that was charged to operations for the three months and six months ended June 30, 2014 totaled approximately $55,794 and $81,103, respectively. Amortization of the discounts for the three months and six months ended June 30, 2014 totaled $62,314 and $291,569, respectively $221,402, which was charged to interest expense. The balance of the convertible notes at June 30, 2014 including accrued interest and net of the discount amounted to $286,450.

A recap of the balance of outstanding convertible debt at June 30, 2014 is as follows:

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Principal balance	$ 418,544
Accrued interest	36,819
Less discounts and
Fees, net of accumulated amortization	(168,913)
Balance maturing for the period ending:
June 30, 2015	$ 286,450

The Company valued the derivative liabilities at June 30, 2014 at $977,756 (including a $356,699 liability on the Company’s shortage of its remaining common shares authorized for issuance compared to the number of shares required for full conversion if its convertible debt). The Company recognized a change in the fair value of derivative liabilities for the three months ended June 30, 2014 and 2013 of $912,502 and $119,679, respectively, which were charged to operations. The Company recognized a change in the fair value of derivative liabilities for the six months ended June 30, 2014 and 2013 of $573,771 and $119,679, respectively. $573,771, respectively, which was charged to operations.  In determining the indicated values at June 30, 2014, the Company used the Black Scholes Option Model with risk-free interest rates ranging from 0.03% to 0.13%, volatility ranging from 159.12% to 541.02%, a trading price of $.0034, and conversion prices ranging from $0.0018 to $0.0064 per share.

NOTE 9 - INCOME TAXES

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

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at June 30, 2014 of approximately $1,872,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the three months ended June 30, 2014 and 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months and six months ended June 30, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

NOTE 10 - COMMON STOCK AND WARRANTS

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

As indicated in Note 1, the Company declared a 50-for-1 reverse stock split of its common stock on August 31, 2012.  All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

For the six months ended June 30, 2014

During the six months period ended June 30, 2014, the Company issued 204,787,263 shares of its common shares to various note holders on the conversion of $340,149 of indebtedness. The Company recognized a $248,961 loss on the debt extinguishment.

During the six months ended June 30, 2014, the Company issued a total of 13,620,000 shares of its common stock in consideration for consulting and professional services valued at $83,384.

For the six months ended June 30, 2013

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

In addition, the Company issued a total of 1,680,000 common shares during the three month ended June 30, 2013 of which 1,080,000 common shares were issued for $54,000 and 600,000 shares were issued for past legal and accounting fees totaling $15,000.

NOTE 11 – FAIR VALUE

The Company’s financial instruments at June 30, 2014 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at June 30, 2014 and December 31, 2013 approximate fair market value because of their nature and respective durations.

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

June 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	-	$ 176,725	-	$ 176,725
Debt and other obligations
due related parties	-	219,422	-	219,422
Convertible debentures	-	455,363	-	455,363
Derivative liabilities	-	$ 977,756	-	$ 977,756

NOTE 12 – SUBSEQUENT EVENTS

During the period commencing July 9, 2014 through July 31, 2014 the Company issued 68,987,178 common shares to reduce debt on convertible promissory notes and account payable balances in the amount of $46,149.91.

Further, during the same period, shareholders of the Company, including the Company’s president, returned 27,000,000 shares of the Company’s common stock to the Company in exchange for receiving 27,000 shares of the Company’s Series B Preferred Stock.

On July 3, 2014, the Company issued a 8% convertible redeemable promissory note, for  one payment of $15,000. The convertible promissory note matures on July 3, 2015. The Company has the right to pre pay any time before January 3, 2015 for 150% of face value plus accrued interest.

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

On July 8, 2014,the Company issued a 8% convertible redeemable promissory note, for  one payment of $25,000.The convertible promissory note matures on July 8, 2015. The Company has the right to pre pay any time before January 8, 2015 for 150% of face value plus accrued interest.

On July 28, 2014, the Company issued a 8% convertible redeemable promissory note, for  one payment of $50,000.The convertible promissory note matures on July 28, 2015. The Company has the right to pre pay any time before January 28, 2015 for 150% of face value plus accrued interest.

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Fair Value Measurement

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Liquidity and Capital Resources.

For the Six -Month Period Ended June 30, 2014 versus June 30, 2013

During the six months ended June 30, 2104, net cash used in the Company’s operating activities totaled $(239,502) compared to $(80,861) during the six months ended June 30, 2013. During the six months ended June 30, 2014, net cash provided by investing activities totaled $nil compared to $87,300 during the six months ended June 30, 2013. During the six months ended June 30, 2014, net cash flow provided by financing activities totaled $187,693 compared to $287,120 during the six months ended June 30, 2013.During the six months ended June 30, 2014, net cash decreased $51,809 as compared to an increase of $118,766 during the six months ended June 30, 2013.The increase in cash in 2013 was caused by the merger with Goldfield International Corporation and the consolidation of the two companies.

At June 30, 2014,  the Company had cash of $397, accounts receivable of $1,916, inventories of $156,731 and prepaid services of $959,667 that comprised the Company’s total current assets totaling $1,118,711. The Company’s property and equipment at June 30, 2014 had a net book value of $102,183 consisting of equipment, furniture, fixtures and construction in process net of $28,752 in accumulated depreciation. The Company also had the long term portion of prepaid services of $536,994, website development of $1,913 totaling $538,907 at June 30, 2014, while the Company’s total assets at June 30, 2014 were $1,759,801.

At June 30, 2014, the Company had total current liabilities totaling $2,192,804 consisting of $348,4905 in accounts payable, $39,000 in related party accounts payable, $681 in accrued payroll, $144,7280 in customer deposits, $286,450 in convertible debt, $219,422 in debt and other obligations to related parties, $176,725 in notes payable and $977,756 in derivative liabilities.

Therefore, at June 30, 2014, the Company had total liabilities of $2,192,804. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated exploration costs associated with the precious metals and mineral interests that the Company anticipates acquiring, and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At June 30, 2014, the Company had a stockholders’ deficit totaling $433,003.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2014 versus June 30, 2013

The Company’s revenue for the three months ended June 30, 2014 was $127,842 with associated cost of sales of $105,279 as compared to June 30, 2013 revenue totaling $167,174 and with costs of sales of $160,845 for the three months ended. The Company incurred general and administrative expenses for the three months ended June 30, 2014 totaling $394,061 that included non-cash compensation of $266,917, rent of $7,200, and professional fees of $96,674.  General and administrative expense for the three months ended June 30, 2013 totaled 320,823 that included non-cash compensation of $239,917, related party rent of $4,393,  and professional fees of $92,464.

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

For the Six Months Ended June 30, 2014 versus June 30, 2013

The Company’s revenue for the six months ended June 30, 2014 was $182,576 with associated cost of sales of $135,055 as compared to June 30, 2013 revenue totaling $194,490 and with costs of sales of $175,625 for the six months ended. The Company incurred general and administrative expenses for the six months ended June 30, 2014 totaling $796,104 that included non-cash compensation of $563,217, rent of $14,400, and professional fees of $151,584.  General and administrative expense for the six months ended June 30, 2013 totaled $519,823 that included non-cash compensation of $398,726, related party rent of $14,400,  and professional fees of $151,584.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2014, the date of this report, the Company’s chief executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective subject to the limitations set forth below.

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

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

❒	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
❒

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

❒

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of June 30, 2014. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

(b) Sale of Convertible Notes – See Note 8 to the accompanying financial statements.

(c) Issuance of Common Stock Upon Conversion of Notes. – See Notes 8 and 10 to the accompanying financial statements.

(d) Use of Proceeds.

The proceeds from sale of the securities as referenced above were used for working capital  including but not limited to payment of the Company’s obligations to vendors and service providers, filing fees, audit fees etc. and the conversion of the notes allowed the company to extinguish the debt associated with the converted notes.

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

MINERALRITE CORPORATION

Dated: August 19, 2014	By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer