Form 10-Q
period 2014-09-30
MINERALRITE Corp
filed 2015-03-31
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.0001 par value, outstanding on March 30, 2015 was 2,331,524,097

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$ 4,988	$ 52,206
Accounts receivable	2,606	5,433
Inventories	150,808	74,096
Employee advances		100
Prepaid services	959,667	966,667

Total current assets	1,118,069	1,098,502

Property and equipment:
Equipment	102,050	102,050
Furniture and fixtures	8,701	8,701
Construction in progress	20,184	20,184
Less: accumulated depreciation	(33,951)	(18,538)

Total property and equipment, net	96,984	112,397

Other assets:
Prepaid services- long-term portion	297,078	1,016,828
Website development, net	714	4,425

Total other assets	297,792	1,021,253

Total assets	$ 1,512,845	$ 2,232,152

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
	2014	2013
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 261,027	$ 232,095
Accounts payable - related party	78,000	$ -
Accrued payroll	681	3,785
Customer deposits	97,760	119,103
Convertible debt, including accrued interest,
net of discounts	375,336	468,450
Debt and other obligations due related parties	110,121	186,800
Notes payable - other	55,332	74,082
Derivative liabilities	4,258,201	245,006
Total current liabilities	5,236,458	1,329,321

Long-term liabilities:

Convertible debt, including accrued interest,
net of discounts	-	29,825
Derivative liabilities	-	113,055

Total long-term liabilities	-	142,880

Total liabilities	5,236,458	1,472,201

Commitments & Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $.001, authorized 10,000,000
Series A Preferred Stock, $.001 par value,
105,000 shares authorized, issued 105,000 shares
at September 30, 2014 and no shares issued at
December 31, 2013	105	-
Series B Preferred Stock, $.001 par value,
33,000 shares authorized, issued 31,000 shares	31	-
at September 30, 2014 and no shares issued at
December 31, 2013
Common stock, par value $.001
authorized 5,000,000,000 shares
Issued 1,317,151,895 shares at September 30, 2014
and 88,739,900 shares at December 31, 2013	1,317,152	88,740
Additional paid-in capital	10,595,339	10,467,221
Accumulated deficit	(15,635,942)	(9,795,824)
Other comprehensive gain/(loss)	(298)	(186)
Total stockholders' deficit	(3,723,613)	759,951

Total liabilities and stockholders' deficit	$ 1,512,845	$ 2,232,152

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	2014	2013	2014	2013

Net revenue	$ 213,473	$ 164,568	$ 396,049	$ 359,058

Cost of sales	(110,117)	(153,481)	(245,172)	(329,107)

Gross profit (loss)	103,356	11,087	150,877	29,951

Operating expenses
Rent expense	7,200	8,456	21,600	24,789
Professional fees	120,943	74,526	272,527	205,461
General & administrative (including non-cash
compensation)*	396,689	386,015	1,192,793	957,836
Total operating expenses	524,832	468,997	1,486,920	1,188,086

Loss from operations	(421,476)	(457,910)	(1,336,043)	(1,158,135)

Other income (expenses)
Gain (Loss) on extinguishment of debt	(84,180)	-	(283,016)	-
Other income	-	-	6,600	4,039
Interest expense	(201,647)	(56,247)	(622,375)	(73,598)
Change in fair value of derivative liabilities	(3,031,513)	(118,618)	(3,605,284)	(238,297)
Total other income (expense)	(3,833,740)	(174,865)	(4,504,075)	(307,856)

Net Income (loss) before income taxes	(4,255,216)	(632,775)	(5,840,118)	(1,465,991)

Provision for income taxes	-	-	-	-

Net loss from contiuing operations	(4,255,216)	(632,775)	(5,840,118)	(1,465,991)
Net loss from discontinued operations	-	(17,292)	-	(10,498)
Net loss	(4,255,216)	(650,067)	(5,840,118)	(1,476,489)

Other comprehensive income
Foreign currency translation adjustment	7	(287)	(112)	(375)

Total comprehensive income (loss)	$ (4,255,209)	$ (650,354)	$ (5,840,230)	$ (1,466,366)

Basic and diluted income (loss) per common share:
Continuing operations	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)
Discontinuing operations	-	(0.00)	-	(0.00)
	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average shares outstanding	489,917,536	56,327,943	286,396,810	53,496,237

* Details of stock based compensation included within:
Related party consulting fees	$ -	$ 70,792	$ -	$ 189,202
General and administrative	239,917	229,125	719,750	509,441
Total	$ 239,917	$ 299,917	$ 719,750	$ 698,643

The accompanying notes are an integral part of these financial statements

MINERALRITE CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (5,840,118)	$ (1,476,489)
Loss from discontinued operations	-	10,498
Loss from continuing operations	(5,840,118)	(1,465,991)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:	-
Amortization	3,600	3,834
Depreciation	15,413	10,231
Loss on extinguishment of indebtedness	283,016	-
Amortization of discounts on convertible debt charged to interest expense	454,663	53,149
Stock based compensation	803,134	698,643
Change in fair value of derivative liabilities	3,605,284	238,297
(Increase) decrease in accounts receivable	2,826	10,740
(Increase) decrease in inventories	(76,710)	41,802
(Increase) decrease in other assets	100	-
Increase (decrease) in accrued interest on notes and loans payable	155,589	19,563
Increase (decrease) in accounts payable and accrued expenses	225,707	128,149
Increase (decrease) in customer deposits	(21,343)	6,965
Increase (decrease) in related party debt and other obligations	5,428	(28,686)
Net cash (used in) operating activities	(383,411)	(283,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	-	(2,300)
Construction costs	-	(17,184)
Investment in consolidated subsidiary	-	(85,000)
Net cash (used in) investing activities	-	(104,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Goldfield International, Inc.	-	127,056
Proceeds from issuance of common stock		54,000
Proceeds from issuance of convertible debt	304,000	353,500
Proceeds from unrelated third party loans	77,588	92,000
Principal reduction on unrelated third party loans	(47,550)	-
Proceeds from related party loans	46,900	30,700
Principal reduction on related party loans	(44,745)	(30,700)
Advances to unconsolidated subsidiaries	-	(140,000)
Payment of accrued distribution due former shareholder of Goldfield
International, Inc.		(60,000)
Net cash provided by (used in) financing activities	336,193	426,556

Effect of exchange rates on cash	-	(169)

Net increase (decrease) in cash and cash equivalents	(47,218)	38,599
Cash and cash equivalents - beginning of period	52,206	9,330
Cash and cash equivalents - end of period	$ 4,988	$ 47,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 20,777	$ 886
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Value of 2,000,000 shares of common stock issued in exchange of
100% interest in Goldfield International, Inc.	$ -	$ 900,000
Value of 7,000,000 shares of common stock issued for consulting services	$ -	$ 2,450,000
Value of 13,620,000 shares of common stock issued for consulting services	$ 83,384
Value of 600,000 shares of common stock issued cancellation of past due
account and legal fees		$ 30,000
Value of 1,234,592 common shares issued on cancelation of $409,213
of convertible debt	$ 825,082	$ -
Value of 33,000,000 shares of common stock issued of $59,000 of indebtedness		$ 525,000
Discounts and fees recorded on issuance of convertible debt	$ 905,221	$ 22,471
Fair value of derivative liabilities recognized on issuance of
convertible debt (Note 7)	$ 394,941	$ 91,887
Fair value of derivative liability recognized on insufficient authorized shares	$ 1,813,208	$ -
31,000,000 common shares canceled in exchanged for issuance of
31,000 shares of Series B Preferred Shares	$ -	$ -
Related party debt cancelled in exchange for issuance of 105,000 shares of
Series A Preferred Shares	$ 109,761	$ -
The accompanying notes are an integral part of these financial statements

 MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations and cash flows for the three and nine months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on May 21, 2014.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which raise substantial doubt as to the Company’s ability to continue as a going concern. For the nine month ended September 30, 2014, the Company had a net loss from continuing operations of $5,840,118 and accumulated deficit of $15,635,942. The Company has funded its operations through the private sale of its common shares and issuance of convertible debt. Net revenue generated from operations in not sufficient to pay Company debts currently due or to fund future operations. The Company continues to raise additional funds; however, there is no assurance that the necessary funds will be raised or even if the funds are raised, that the funds received will be to sufficient to fund future operations until such time that the Company’s operations become profitable. Until such time as funding is obtained and/or positive results from operations materialize, doubt about the Company’s ability to continue as a going concern may remain.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of September 30, 2014, no allowances were required.

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

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.  Depreciation expense for the three months ended September 30, 2014 and 2013 from continuing operations amounted to amounted to $5,198 and $5,455, respectively. Depreciation expense for the nine ended September 30, 2014 and 2013 from continuing operations amounted to amounted to $15,413 and $10,231, respectively.

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

At September 30, 2014, the Company did not have sufficient authorized shares in reserve to meet the number of shares that would be issued upon the complete conversion its convertible debt. The Company recognized a liability of $1,813,208 on the share deficiency which was charged to operations and included in change in fair value of derivative liabilities pursuant to ASC Topic 815-40-25.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

 MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Of the Company’s revenue earned during the three months ended September 30, 2014, approximately 37.50% was generated from sales to one customer. Of the Company’s revenue earned during the nine months ended September 30, 2014, approximately 64% was generated from sales to one customer.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of September 30, 2014, four customers accounted for 100% of the Company’s net accounts receivable balance, respectively.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share consist of $756,747 of convertible debt and accrue interest convertible into 12,741,090,168  shares of common shares (See Note 8).

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During 2013, the Company believed there was an impairment of its long-lived assets and wrote off goodwill and investment in an unconsolidated subsidiary.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30. 2014. The Company’s financial instruments consist of cash, accounts receivables, payables, convertible debt and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instrument.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

 MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Consulting fees charged to operations during the three months ended September 30, 2014 and 2013 relating to these two transactions amounted to $239,917 and $299,917, respectively. Consulting fees charged to operations during the nine months ended September 30, 2014 and 2013 relating to these two transactions amounted to $719,751 and $698,643, respectively. The unamortized balance at September 30, 2014 totaled $1,256,745. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

9 months ended September 30, 2014
2014	$ 239,917
2015	959,667
2016	57,161
$ 1,256,745

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s manufacturing facilities are being leased from the former sole shareholder of Goldfield on a month-to-month basis at $8,000 per month. The Company did not pay rent for the nine month period ended September 30, 2014 and the Company had an outstanding balance of $40,000 due on this obligation, which has been included in the Company’s accounts payable balance as of September 30, 2014.

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

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

In connection with the acquisition of Goldfield, the Company entered into a consulting agreement with the former shareholder of Goldfield, whereby commencing May 1, 2013, the Company agreed to pay him a consulting fee of $5,000 per month over the 30 month term of the agreement. As of September 30, 2014, the Company had an outstanding balance of $38,000.

As discussed in Note 3, the Company entered into an agreement to acquire the personal goodwill of the former shareholder of Goldfield for $100,000 payable in three installments of $33,000 due April 1, 2013, $33,000 due May 1, 2013 and $34,000 due June 1, 2013. The debt was assigned to the Company’s President in June 2014 and was cancelled on July 1, 2014 through the issuance of 105,000 shares of the Company’s Series A Preferred Stock  (See Note 10).

NOTE 7 – NOTES PAYABLE

On December 17, 2013, the Company borrowed $10,000 from an unrelated third party. The loan is assessed interest at an annual rate of 15% and matured on March 1, 2014, when the principal and accrued interest became fully due. Interest accrued and charged to interest expense for the three months and six months ended June 30, 2014 amounted to $370 and $370, respectively. The balance of the note and accrued interest totaling $10,427 was paid off during the three months ended June 30, 2014.

On September 17, 2014, the Company borrowed $25,000 from an unrelated third party. The loan is assessed interest at an annual rate of 12%. The loan matures on September 17, 2015 when the principal and accrued interest becomes fully due. Interest accrued and charged to interest expense for the three months and nine months ended September 30, 2014 amounted to $106 and $106, respectively. The balance of the note and accrued interest at September 30, 2014, amounted to $25,106. The principal and accrued interest became convertible on March 16, 2015.

On September 17, 2014, the Company borrowed $30,000 from an unrelated third party. The loan is assessed interest at an annual rate of 10%. A loan fee of $2,500 was assessed on the loan and is included in the principal balance and is being amortized into interest expense over the life of the loan. The loan matures on September 17, 2015 when the principal and accrued interest becomes fully due. Interest accrued and charged to interest expense for the three months and nine months ended September 30, 2014 amounted to $116 and $116, respectively. Amortization of the loan fee that was charged to interest expense for the three and nine months ended September 30, 2014 totaled $109. The balance of the note and accrued interest at September 30, 2014, net of the unamortized loan fee amounted to $30,225. The principal and accrued interest became convertible on March 16, 2015.

NOTE 8 – CONVERTIBLE DEBT

 MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

On December 31 2013, the Company borrowed $40,000 from an unrelated third party. The loan is secured by the Company’s accounts receivable. The terms of the loan includes a loan fee of $400, which is being amortized and charged to operations over the term of the loan. Under the terms of the loan, the Company was required to pay back a total of $57,600 at a rate of $444 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 32% per annum. On August 19, 2014, the outstanding principal balance and accrued interest became convertible into the Company’s common stock at a conversion price equal to the 40% of the lowest trading price per share of the Company’s common stock reported for the 10 trading days prior to conversion.

On February 14 2014, the Company borrowed an additional $75,088 from same unrelated third party indicated above. The loan is secured by the Company’s accounts receivable. The Company was required to pay back a total of $111,750 at a rate of $860 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 50% per annum. During the 2014, the Company has made principal payments totaling $10,836, of which the last payment of $436 was paid in April 2014. On August 19, 2014, the outstanding principal balance and accrued interest became convertible into the Company’s common stock at a conversion price equal to the 40% of the lowest trading price per share of the Company’s common stock reported for the 10 trading days prior to conversion.

During 2013 and 2014, the Company has received funds totaling $655,000 (net of reimbursable loan fees and costs) through the issuance of convertible promissory notes. In addition, the Company has also issued convertible promissory notes to vendors and other creditors in cancelation of amounts due them. These outstanding balances of these notes are convertible into a variable number of the Company’s common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.”  The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective term of the related note. In determining the indicated values of the convertible notes issued in 2014, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.02% to .13%, volatility ranging from 248.26% of 394,74%, trading price of $0,0002 and a conversion prices ranging from $0.00004 per share to $0.00064 per share.

Accrued interest on the above indicated notes that was charged to operations for the three months and nine months ended September 30, 2014 totaled approximately $36,689 and $117,792, respectively. Amortization of the discounts for the three months and nine months ended September 30, 2014 totaled $163,666 and $454,663, respectively, which was charged to interest expense. The balance of the convertible notes at September 30, 2014 including accrued interest and net of the discount amounted to $375,336.

A recap of the balance of outstanding convertible debt at September 30, 2014 is as follows:

9 months ended September 30, 2014
Principal balance	$ 691,707
Accrued interest	65,040
Less discounts and
Fees, net of accumulated amortization	(381,411)
Balance maturing for the period ending:
June 30, 2015	$ 375,336

During the three months ended September 30, 2014, 1,029,804,737 shares of the Company’s common stock was issued in the cancelation of convertible debt with totaling $69,064. The Company recognized a net loss on the extinguishment of this debt in the amount of $84,180.

The Company valued the derivative liabilities at September 30, 2014 at $4,258,201 (including a $1,813,208 liability on the Company’s shortage of its remaining common shares authorized for issuance compared to the number of shares required for full conversion if its convertible debt). The Company recognized a change in the fair value of derivative liabilities for the three months ended September 30, 2014 and 2013 of $2,635,411 and $(1,061), respectively, which were charged to operations. The Company recognized a change in the fair value of derivative liabilities for the nine months ended September 30, 2014 and 2013 of $3,605,284 and $238,297, respectively, which was charged to operations.  In determining the indicated values at September 30, 2014, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.02% to .13%, volatility ranging from 248.26% of 394,74%, trading price of $0.0002 and a conversion prices ranging from $0.00004 per share to $0.00064 per share.

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

The Company’s net operating loss for income tax reporting purposes was significantly impacted by the change in control which occurred on October 30, 2012. The Company has a net operating loss carryover at September 30, 2014 of approximately $2,560,000 that is available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized.

 MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the three months ended September 30, 2014 and 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months and six months ended September 30, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009. The Company is not currently involved in any income tax examinations.

NOTE 10 - COMMON STOCK AND WARRANTS

As indicated in Note 1, the Company declared a 50-for-1 reverse stock split of its common stock on August 31, 2012.  All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

On August 26, 2014, the Company increased the number of common shares it has authorized to 5,000,000,000. In addition, the Company designed 105,000 preferred shares as Series A Preferred and 33,000 shares of preferred shares as Series B Preferred.

Series A Preferred

Dividends

From and after the date of the issuance of any shares of Series A Preferred Stock, dividends at the rate per annum of $0.10 per share shall accrue on such shares of Series A Preferred Stock (subject to appropriate adjustment). Dividends shall accrue from day-to-day, whether or not declared, and shall be cumulative. Accrued  dividends shall be payable only when, as, and if declared by the Board of Directors and the Corporation shall be under no obligation to pay such accrued dividends. The Corporation shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Corporation (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Stock in an amount at least equal to the amount of the aggregate accrued dividends on such share of Series A Preferred Stock and not previously paid.

Liquidation, Dissolution or Winding Up

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(a)

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to Series A Original Issue Price (defined below), plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon. The “Series A Original Issue Price” shall mean $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock.

(b)

If upon any such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they shall be entitled under Subsection 3(a) , the holders of shares of Series A Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

(c)

 The aggregate amount which a holder of a share of Series A Preferred Stock is entitled to receive under Section 3 is hereinafter referred to as the Dividends. From and after the date of the issuance of any shares of Series A Preferred Stock, dividends at the rate per annum of $0.10 per share shall accrue on such shares of Series A Preferred Stock (subject to adjustment) Dividends shall accrue from day-to-day, whether or not declared, and shall be cumulative; with certain exception.

Voting.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the 3,000 votes for each share of Preferred Series A held.

Optional Redemption.

The Series A Preferred Stock shall be subject to redemption by the Corporation, at any time on or after December 31, 2014, at a price equal to the Series A Original Issue Price per share, plus all declared but unpaid dividends thereon, The Company elects to redeem any shares of Series A Preferred Stock, such redemption shall be with respect to all of the then outstanding Series A Preferred Stock.

Series B Preferred

Dividends

From and after the date of the issuance of any shares of Series B Preferred Stock, holders of Series B Preferred shares are entitled to receive dividends when, as and if declared by the Board of Directors of the Corporation on an “as converted basis” pari passu with the holders of the Company’s common stock.

 MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Liquidation, Dissolution or Winding Up

(d)

 In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholder ratably with the holders of the Corporation’s Common Stock on an “as converted” basis.

Voting.

Each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the 1,000 votes for each share of Preferred Series B held.

Conversion.

The holders of Series B Preferred Stock shall have the right to convert one share of  Series B Preferred Shares into 1,000 shares of  the Company common  (subject to adjustments) provided that no share of Series B Preferred Stock shall be convertible unless the Corporation's Articles of Incorporation have an adequate number of authorized shares of Common Stock available for issuance in an amount sufficient to permit the conversion of all the shares of Series B Preferred Stock, and all other convertible securities and instruments of the Corporation.

For the nine months ended September  30, 2014

During the nine months period ended September 30, 2014, the Company issued 1,245,791,995 shares of its common shares to various note holders on the conversion of $409,214 of indebtedness. The Company recognized a $283,016 loss on the debt extinguishment.

During the nine months ended September 30, 2014, the Company issued to its President 105,000 shares of its Series A Preferred Stock in exchange for the cancellation of $109,761 of indebtedness due him from the Company.

During the nine months ended September 30, 2014, the Company issue to 31,000 shares of Series B Preferred Stock in exchange for the cancellation of 31,000,000 shares of common stock held by certain shareholders.

MINERALRITE CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

During the nine months ended September 30, 2014, the Company issued a total of 13,620,000 shares of its common stock in consideration for consulting and professional services valued at $83,384.

For the nine months ended September 30, 2013

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

In addition, the Company issued a total of 3,380,000 common shares during the nine months ended September 30, 2013 of which 1,080,000 common shares were issued for $54,000 and 600,000 shares were issued for past legal and accounting fees totaling $15,000; 300,000 common shares issued to the former President of Goldfield to be applied against past due consulting fees valued at $12,000; 300,000 common shares issued to the Company’s outside accountant for services valued at $12,000; 300,000 common shares issued to the Company’s legal counsel for services valued at $12,000; and 800,000 shares issued to three consultants for services rendered valued at $24,000, which was charged to operations..

NOTE 11 – FAIR VALUE

The Company’s financial instruments at September 30, 2014 consist principally of convertible debentures and derivative liabilities. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

The Company believes all other financial instruments’ recorded values at September 30, 2014 and December 31, 2013 approximate fair market value because of their nature and respective durations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

September 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	-	$ 55,332	-	$ 55,332
Debt and other obligations
due related parties	-	110,121	-	110,121
Convertible debentures	-	375,336	-	375,336
Derivative liabilities	-	$ 4,258,201	-	$ 4,258,201

NOTE 12 – SUBSEQUENT EVENTS

During the period commencing Sept 30 2014 through March 30, 2015 the Company issued 1,024,372,202 shares to reduce debt on convertible promissory notes and account payable balances in the amount of $31,467.04

On Jan 7, 2015 the Company issued a 6% convertible redeemable promissory note, for one payment of $77,778. The convertible promissory note matures on Jan 7, 2016. The Company has the right to prepay any time before July 7, 2016 for 105% of face value plus accrued interest.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended September 30, 2014 versus September 30, 2013

During the nine months ended September 30, 2014, net cash used in the Company’s operating activities totaled $383,411 compared to $283,304 during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, net cash used by investing activities totaled $nil compared to $104,484 during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, net cash flow provided by financing activities totaled $336,193 compared to $426,556 during the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, net cash decreased $47,218 as compared to an increase of $38,599 during the nine months ended September 30, 2013.  The increase in cash in 2013 was caused by the merger with Goldfield International Corporation and the consolidation of the two companies.

At September 30, 2014, the Company had cash of $4,988, accounts receivable of $2,606, inventories of $150,808 and prepaid services of $959,667 that comprised the Company’s total current assets totaling $1,118,069. The Company’s property and equipment at September 30, 2014 had a net book value of $96,984 consisting of equipment, furniture, fixtures and construction in process net of $33,951 in accumulated depreciation. The Company also had the long term portion of prepaid services of $297,078, website development of $714, net of accumulated amortization, totaling $297,792 at September 30, 2014, while the Company’s total assets at September 30, 2014 were $1,512,845.

At September 30, 2014, the Company had total current liabilities totaling $5,236,458 consisting of $261,027 in accounts payable, $78,000 in related party accounts payable, $681 in accrued payroll, $97,760 in customer deposits, $375,336 in convertible debt, $110,121 in debt and other obligations to related parties, $55,332 in notes payable and $4,258,201 in derivative liabilities.  Included in the derivative liabilities is $1,813,208 recorded given the Company did not have sufficient authorized shares in reserve to meet the number of shares that would be required upon complete conversion of outstanding convertible debt.

Therefore, at September 30, 2014, the Company had total liabilities of $5,236,458. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated exploration costs associated with the precious metals and mineral interests that the Company anticipates acquiring, and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At September 30, 2014, the Company had a stockholders’ deficit totaling $3,723,613.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 versus September 30, 2013

The Company’s revenue for the three months ended September 30, 2014 was $213,473 with associated cost of sales of $110,117 as compared to September 30, 2013 revenue totaling $164,568 and with costs of sales of $153,481 for the three months ended. The Company incurred general and administrative expenses for the three months ended September 30, 2014 totaling $396,689 that included non-cash compensation of $239,917, rent of $7,200, and professional fees of $120,943.  General and administrative expense for the three months ended September 30, 2013 totaled 524,832 that included non-cash compensation of $299,917, related party rent of $8,456, and professional fees of $74,526.

For the Nine Months Ended September 30, 2014 versus September 30, 2013

The Company’s revenue for the nine months ended September 30, 2014 was $396,049 with associated cost of sales of $245,172 as compared to September 30, 2013 revenue totaling $359,058 and with costs of sales of $329,107 for the nine months ended. The Company incurred general and administrative expenses for the nine months ended September 30, 2014 totaling $1,192,793 that included non-cash compensation of $719,750, rent of $21,600, and professional fees of $272,527.  General and administrative expense for the nine months ended September 30, 2013 totaled $957,836 that included non-cash compensation of $698,643, related party rent of $24,789, and professional fees of $205,461.

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

Additionally, as part of its business plan and the acquisition of Goldfield International, Inc. the Company is obligated to pay $100,000 to its former shareholder in 2013, the Company is in the process of negotiating the conversion of this obligation into equity.  The Company designated its Series A and Series B preferred stock during the period ended September 30, 2014 in order to facilitate the access to capital that it needs to pursue its business plan.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2014, the date of this report, the Company’s chief executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies currently identified in its reporting obligations.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of September 30, 2014. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (a) Sale of Notes Payable

On December 17, 2013, the Company borrowed $10,000 from an unrelated third party. The loan is assessed interest at an annual rate of 15% and matured on March 1, 2014, when the principal and accrued interest became fully due. Interest accrued and charged to interest expense for the three months ended March 31, 2014 amounted to $370. The balance of the note at March 31, 2014, including accrued interest amounted to $10,427.

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

On February 14 2014, the Company borrowed an additional $75,088 from same unrelated third party indicated above. The loan is secured by the Company’s accounts receivable. The Company is required to pay back a total of $111,750 at a rate of $860 per day (excluding weekends and bank holidays). The effective interest rate on this loan is in excess of 50% per annum. Interest accrued and charged to interest expense for three months ended March 31, 2014 amounted to $11,960. During the three month period, the Company made principal payments totaling $10,400. The balance of the note at March 31, 2014, including accrued interest amounted to $64,688.

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

MINERALRITE CORPORATION

Dated: March 30, 2015By:	/s/ GuyPeckham
Guy Peckham
Chief Executive Officer and President
Chief Financial Officer