Form 10-Q
period 2025-03-31
MINERALRITE Corp
filed 2025-05-13
CIK 1096296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-27739
MINERALRITE CORPORATION
(Exact name of registrant as specified in its charter)

Texas	90-0315909

(State or other jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

325 N. St. Paul Street – Suite 3100 Dallas, Texas 75201	75201
(Address of principal executive offices)	(Zip code)

(469) 881-8900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common stock	-	OTC Pink
Series A Preferred		None
Series B Preferred		None
Series C Preferred		None
Series D Preferred		None
Series NMC Preferred		None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. ☒ Yes ☐ No

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2025, there were:

105,000 shares of Series A Preferred Stock outstanding;

13,500 shares of Series B Preferred Stock outstanding;

8,589 shares of Series C Preferred Stock outstanding;

4,000 shares of Series D Preferred Stock outstanding;

6,900,000 shares of Series NMC Preferred Stock outstanding; and

4,347,776,842 shares of Common Stock outstanding

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of March 31, 2025, and March 31, 2024

●	Statements of Operations for the three months ended March 31, 2025, and March 31, 2024

●	Statements of Cash Flows for the three months ended March 31, 2025, and March 31, 2024

●	Statements of Stockholders’ Equity for the three months ended March 31, 2025, and March 31, 2024

●	Notes to Financial Statements

MineralRite Corp

Balance Sheet

For the Quarter Period Ending March 31, 2025, and March 31, 2024

(Unaudited)

	3/31/2025	3/31/2024
ASSETS
Current assets:
Cash and cash equivalents	$29,200	$1,716
Accounts receivable	—	—
Inventory	—	—
Employee advances	—	—
Note Receivable	—	—
Prepaid services	6,496	—
Total current assets	$35,696	$1,716

Property and equipment:
Property, Plant & Equipment	438,414	438,414
Less: accumulated depreciation & write downs	198,414	79,592
Total property and equipment, net	$240,000	$358,822

Other assets:
Prepaid services - long-term portion	—	—
Mineral assets	432,004,658	—
Less: accumulated depletion	—	—
Total other assets	$432,004,658	$—

Total assets	$432,280,354	$360,538

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,716	$27,583
Other liabilities	5,000,000	—
Liability due to committed shares in excess of authorized	—	—
Total current liabilities	$5,008,716	$27,583

Long-term liabilities:
Convertible debt	$117,500	$1,033,927
Notes Payable	43,321	-
Derivative liabilities	—	—
Total long-term liabilities	$160,821	$1,033,927

Total liabilities	$5,169,537	$1,061,510

STOCKHOLDER’S EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 03/31/25; 105,000 issued at 03/31/24.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 03/31/25; 13,500 issued at 03/31/24.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 8,589 issued at 03/31/25; 6,970 issued at 03/31/24.	528,285	349,515
Series D Preferred Stock, no par value; 35,000 authorized 4,000 issued at 03/31/25; 0 issued at 03/31/24.	100,000	—
Series NMC Preferred Stock, no par value; 7,100,000 authorized 6,900,000 issued at 03/31/25; 0 issued at 03/31/24.	172,500,000	—
Preferred undesignated; 49,762,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 4,347,776,842 issued at 03/31/25; 4,357,321,532 issued at 03/31/24.	$3,887,635	$3,887,635
Additional paid-in capital	254,646,769	—
Accumulated deficit	(4,551,990)	(4,938,241)
Other comprehensive gain/(loss)	—	—
Total stockholders’ equity (deficit)	$427,110,817	$(700,972)

Total liabilities and stockholders’ equity (deficit)	$432,280,354	$360,538

See accompanying notes to consolidated financial statements.

MineralRite Corp

Income Statement

For the Quarter Period Ending March 31, 2025, and March 31, 2024

(Unaudited)

	3/31/2025	3/31/2024
Revenue
Mineral Sales & Services	$—	$—
Cost of Goods Sold	—	—
Gross Profit (Loss)	—	—

Other income	—	—
Total Income (Loss)	$—	$—

Expenses
Accounting & Auditing	$1,750	$—
Bank Charges	105	40
Business Promo	8,705	—
Business Travel	2,957	934
Communications	56	32
Depreciation & Amortization	—	2,826
Filings & Corp Cleaning	2,512	13,535
Legal And Professional	45,600	50,600
Market Related	3,000	—
Office Expense	14,895	1,283
Postage & Shipping	57	—
Project Development	—	—
Storage	—	—
Supplies	22	14
Transfer Agent	1,350	450
Web & Computer Services	679	1,462
Total Expenses	$81,688	$71,176
Operating Income (Loss)	$(81,688)	$(71,176)

Other Income / (Expenses)
Interest Expense	$—	$—
Interest Income	—	—

Income Before Taxes	$(81,688)	$(71,176)
Income Tax Expense	—	—

Net Income (Loss)	$(81,688)	$(71,176)

Earnings per share	$(0.000019)	$(0.000017)
Earnings per share (fully diluted)	$(0.000019)	$(0.000017)

See accompanying notes to consolidated financial statements.

MineralRite Corp

Cash Flow Statement

For the Quarter Period Ending March 31, 2025, and March 31, 2024

(Unaudited)

	3/31/2025	3/31/2024
Net Income / (Loss) from Operations	$(81,688)	$(71,176)
Adjustments for non cash items: Depreciation & write-downs	—	2,826
Net Cash Flow from Operations	(81,688)	(68,350)

Non-cash Adjustments
Gain on Extinguishment of Obligations (Time-Barred)	$—	$—
Gain on Extinguishment of Obligations (Warrants issued)	—	—
Changes in operating Assets and Liabilities
(Increase) Decrease in Receivables & Prepaids	—	—
Increase (Decrease) in Current Liabilities	(22,051)	7,369
Net Cash provided from Operating Activities	$(22,051)	$7,369

Cash from Investing Activities
(Purchase of Assets)	(4,658)	—
Sale of Assets	—	—
Net Cash from Investing Activities	(4,658)	—

Cash Flow from Financing Activities
Proceeds from notes payable	$15,099	$15,550
Share purchases (et al)	112,040	39,510
Net Cash Provided from Financing Activities	127,139	55,060

Increase / (Decrease in Cash)	$18,742	$(5,921)
Cash at Beginning of period	10,458	7,637
Cash at End of Period	$29,200	$1,716

See accompanying notes to consolidated financial statements.

MineralRite Corp

Statement of Changes in Shareholder Equity

For the Quarter Period Ending March 31, 2025, and March 31, 2024

Unaudited

	3/31/2025		3/31/2024
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	4,347,776,842	$3,887,635	4,357,321,532	$3,887,635
Common Stock Sales (reclaims) for the Period	—	—	—	—
Ending Common Stock Amount	4,347,776,842	$3,887,635	4,357,321,532	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	—	—	—	—
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	—	—	—	—
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	8,249	$499,485	6,050	$70,005
Series C Stock Sales for the Period	340	28,800	920	279,510
Ending Series C Preferred Stock Amount	8,589	$528,285	6,970	$349,515

Beginning Series D Preferred Stock Amount	700	$17,500	—	$—
Series D Stock Sales for the Period	3,300	82,500	—	—
Ending Series D Preferred Stock Amount	4,000	$100,000	—	$—

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	—	$—
Series NMC Stock Sales for the Period	—	—	—	—
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	—	$—

Ending Total Stock Amount		$177,016,039		$4,237,269

Beginning Additional Paid-in-capital		$254,646,029		$—
Excess from Series NMC (Fair Value over Par)		—		—
Conversion of Obligations into Warrants (3(a)9)		—		—
Option Premiums (Consultants)		740		—
Ending Additional Paid-in-capital		$254,646,769		$—

Beginning Accumulated Earnings (Deficit)		$(4,470,302)		$(4,867,065)
Net Income for the Period		(81,689)		(71,176)
Ending Accumulated Earnings (Deficit)		$(4,551,991)		$(4,938,241)

Total Stockholders’ Equity (Deficit)		$427,110,817		$(700,972)

The accompanying notes are an integral part of these financial statements

MineralRite Corporation and Subsidiaries

Notes to Financial Statements

March 31, 2025

(1) Corporate History, Current Operations & Basis of Presentation

Administrative History:

MineralRite Corporation (“MineralRite”, the “Company” and “RITE”) was incorporated in Nevada on October 22, 1996, and has undergone a number of name changes, changes in business focus, changes of control, changes in trading symbols and changes in domicile over its multi-decade existence.

Coincident with many of the changes of control, management has refocused the Company’s operations into different business sectors, including the e-learning business, the maritime business, the oil business and the Company’s present business which is focused on the minerals and mining business.

The Company has traded under the ticker symbols MNOC, PSUY, RYQG, and presently trades under the symbol RITE.

In 2021, the Company underwent an F Reorganization Merger Re-domicile into the State of Texas.

The Company’s principal executive offices are located at 325 N. St. Paul Street, Suite 3100, Dallas TX 75201, telephone: (469) 881-8900. The Company’s website address is www.mineral-rite.com.

Due to the intertwining history of the legal entities that share the ancestral roots of the present-day Company, the following naming convention has been adopted:

●	The “NV entity” refers to the entity which was originally incorporated in the State of Nevada on October 22, 1996, under the name K.A.S.H. Capitol, Inc.

●	The “Public entity” refers to the NV entity after it filed Form 10-12G with the SEC to become fully reporting on October 20, 1999.

●	The TX entity refers to the entity which was originally incorporated in the State of Texas on October 30, 2002, under the name of Southern Cars & Trucks, Inc.

Detailed Administrative History.

●	The NV entity was incorporated as on October 22, 1996, with 25,000 authorized common shares.

●	The NV Entity underwent a change of control on October 24, 1996.

●	The NV entity underwent a 1 to 1,000 forward split on May 6, 1999.

●	The NV entity changed its name to PSM CORP on July 9, 1999, and increased authorized common shares to 100,000,000.

●	The NV entity filed Form 10-12G with the SEC to become a fully reporting company on October 20, 1999.

●	The Public entity changed its name to PSM CORP. (NEVADA) on October 22, 1999.

●	The Public entity changed its name to Mentor On Call, Inc. and underwent a 1 to 9 forward split on January 11, 2000; and on or around this date was assigned the ticker symbol MNOC.

●	The Public entity merged with Mentor On Call, Inc., a Barbadian International Business Corporation, on January 15, 2000, and underwent a change of control.

●	The Public entity underwent a 100 for 1 reverse split on October 1, 2002.

●	The Public entity changed its name to Platinum SuperYachts, Inc. on October 3, 2002; and on or around this date was assigned the ticker symbol PSUY.

●	The TX entity was incorporated as Southern Cars & Trucks, Inc. on October 30, 2002, with 100,000 authorized common shares.

●	The Public entity merged with SuperYachts Holdings, Inc., a NV company, on November 15, 2002, and underwent a change of control.

●	During the third quarter of 2005, the Public entity changed focus from the maritime business to the oil business, culminating in a change of control on October 4, 2005.

●	The Public entity changed its name to Royal Quantum Group Inc. on November 23, 2005; increased authorized common shares to 500,000,000 and preferred shares to 10,000,000; and, on or around this date was assigned the ticker symbol RYQG.

●	On August 31, 2012, the Public entity underwent a 50-for-1 reverse stock split of its common stock

●	The Public entity changed its name to MineralRite Corporation on September 18, 2012.

●	The Public entity changed its name to Royal Quantum Group Inc. on October 5, 2012.

●	The Public entity changed its name to MineralRite Corporation on October 18, 2012.

●	In the period of August to October of 2012, the Public entity changed focus from the oil business to the mineral and mining business, culminating in a change of control on October 30, 2012.

●	On December 3, 2012, the Company’s trading symbol was changed from RYQG to RITE.

●	On June 28, 2013, the Alberta Securities Commission entered a Cease Trade Order against MineralRite Corporation for failure to file certain periodic disclosure documents for the periods ending September 30, 2012, December 31, 2012, and March 31, 2013.

●	On July 10, 2014, the Public entity filed a Certificate of Designation and authorized 50,000,000 preferred shares broken into four different series, A, B, C, and Undesignated, with 105,000, 33,000, 100,000, and 49,762,000 authorized preferred shares, respectively.

●	On August 26, 2014, the Public entity filed Amended and Restated Articles and increased authorized common shares to 5,000,000,000.

●	On November 5, 2014, the SEC instituted Administrative Proceedings (File No. 3-16256 as reported in Release No. 73525) pursuant to Section 21(c) of the Securities Exchange Act of 1934 and (i) issued an order against the Public entity; (ii) made findings; (iii) imposed a cease-and-desist order for failing to file Form 8-Ks disclosing two unregistered sales of equity securities and failure to file a Form 8-K disclosing a financing agreement; and (iv) assessed a penalty of $25,000.

●	On February 16, 2018, the Public entity filed Form 15 - Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) and officially terminated its requirement to timely file reports.

●	On April 7, 2021, the Public entity filed a Certificate of Merger with the Texas Secretary of State to effectuate an F Reorganization Merger Re-domicile whereby it merged into a Texas entity named Southern Cars & Trucks, Inc.; increased its authorized common shares from 5,000,000,000 to 20,000,000,000; aligned its Series C preferred share designation to reflect the contractual terms under which the shares had been issued; and renamed the surviving Texas entity so as to retain the MineralRite Corporation name.

●	On November 17, 2021, the Nevada entity was merger-dissolved pursuant to the April 7, 2021, Certificate of Merger and the Plan of Merger upon which the Certificate of Merger was based.

●	On October 25, 2023, the Public entity underwent a change of control by virtue of the acquisition by the Company’s current president of a controlling interest in the Company from the former president.

●	On February 21, 2024, the Public entity filed Restated Articles of Formation with the Texas Secretary of State pursuant to the April 7, 2021, Certificate of Merger and the Plan of Merger upon which the Certificate of Merger was based.

●	On March 20, 2024, the Public entity filed a Change of Control Application with OTCMarkets.com. This application was approved on April 5, 2024.

●	On March 22, 2024, the Public entity filed CASE # CAS14001S0O9O6S9 with FINRA to properly recognize the F Reorganization that the Company underwent on April 7, 2021. This matter is still pending.

●	On April 4, 2024, the Public entity filed a Certificate of Correction with the Texas Secretary of State correcting various inaccuracies contained on Texas Form 622 Certificate of Merger Combination Merger Business Organizations Code, commonly known as the Certificate of Merger that were filed with the Texas Secretary of State on April 7, 2021, pursuant to the Plan of Merger of the same date.

●	On September 12, 2024, the Public entity filed an application for revocation of the Cease Trade Order which was entered against it by the Alberta Securities Commission on June 28, 2013.

●

On December 18, 2024, the Public entity filed Restated Articles of Formation with the Texas Secretary of State (i) to clarify the language used in the designation of certain rights and preferences of certain series of preferred stock and (ii) to designate two additional series of preferred stock, Series D and Series NMC, which were designed for use to effectuate a forthcoming acquisition and a subsequent capital raise.

●	On December 31, 2024, the Public entity executed a binding Letter of Intent with NMC, Inc. (“NMC”), a Nevada corporation and shortly thereafter a Definitive Agreement, to acquire NMC’s two wholly owned subsidiaries through the issuance of 6.9 million shares of Series NMC $25 convertible preferred stock, 6.9 million warrants, and the assumption of $5 million in NMC’s outstanding liabilities.

●	On January 14, 2025, the Public entity formed a wholly owned limited liability company subsidiary, RITE Precious Metals LLC, under the laws of the State of Michigan.

●	On February 19, 2025, the Public entity filed Form 10 with the Securities and Exchange Commission to become fully reporting under the Securities Exchange Act of 1934.

●	On March 20, 2025, the Public entity received an approval on the application it had filed on September 12, 2024, with the Alberta Securities to revoke the Cease Trade Order.

●	During March of 2025, Alpine Securities filed a Financial Industry Regulatory Authority (FINRA) Form 211 to request permission to initiate or resume quoting the Public entity’s common stock in the over-the-counter (OTC) market, under SEC Rule 15c2-11 of the Securities Exchange Act of 1934. This matter is still pending.

Relevant Operating History.

Following the change of control that brought the Company into the mineral and mining business, on March 1, 2013, the Company acquired 100% of the total shares outstanding of Goldfield International, Inc. (“Goldfield”) in exchange for issuing 2,000,000 shares of its common stock. The acquisition was based on the fair value of the shares issued amounting to $900,000. During the time that Goldfield was owned by the Company, the two companies consolidated financial statements and eliminated all material intercompany transactions. Goldfield was in the business of manufacturing gold mining equipment.

On January 1, 2015, the Company entered into a Security Agreement with the managers of Goldfield to settle various outstanding financial matters, including but not limited to promissory notes that had been issued to reimburse the parties for loans that they had made to cover operational costs that were secured by the assets of Goldfield.

In June 2015, the Company entered into a joint venture agreement with MEK Mining (“MEK”) to mine gold ore on leased acreage in Ghana. For $150,000, the Company acquired a fifty (50%) percent interest in the joint venture which has a twenty (20%) percent participation interest in the production and sale of the indicated gold ore. The Company accounted for its investment in MEK under the equity method pursuant to ASC Topic 323-30. This operation was in production during 2015 until government regulations were changed and mining in Ghana was shut down. MEK is based out of Russia, and despite there being no direct U.S. sanctions targeting Russia’s precious metals mining sector, U.S. companies operating in or engaging within this sector faced a complex array of challenges, such as sanctions levelled against key Russian figures and entities, heightened geopolitical tensions, reputational considerations, and operational hurdles arising from broader international sanctions. These factors collectively influenced decisions for many companies, including MineralRite, to cease mining activities in Russia or to sever business ties with Russian companies involved in the precious metals industry. The MEK project was terminated, and the Company’s investment was written off pursuant to ASC Topic 205-20 “Discontinued Operations”.

On July 15, 2015, pursuant to the aforementioned Security Agreement dated January 1, 2015, the Company transferred the legal entity, the equipment manufacturing operations, including related assets and liabilities, to the managers of Goldfield in exchange for the cancellation of the promissory notes that had been issued to the parties, the assumption of various Goldfield related liabilities, and the return of 17,500 shares of Series B preferred that had been exchanged (on July 10, 2014) for the common shares that had been issued (on October 30, 2012) as payment for the services the managers would be performing pursuant to the acquisition of Goldfield. For financial statement presentation purposes, the equipment manufacturing activities for 2015, and assets and liabilities directly relating to the operation, were accounted for pursuant to ASC Topic 205-20 “Discontinued Operations”.

On February 16, 2018, the Company filed Form 15 - Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934 with the SEC and officially terminated its requirement to timely file reports.

On April 7, 2021, the Company filed a Certificate of Merger with the Texas Secretary of State to effectuate an F Reorganization Merger Re-domicile whereby the Company was merged into Southern Cars & Trucks, Inc. (the survivor) pursuant to the Plan of Merger and in the process (a) adopted a Certificate of Formation synonymous with those of the predecessor Nevada entity, as adjusted for state specific language; (b) adopted a capital structure synonymous with that of the predecessor Nevada entity with three notable exceptions: (i) the number of authorized shares of common stock was set at twenty billion (20,000,000,000) shares; (ii) the par value of all classes and series of stock was set at no par value; and (iii) the voting and conversion rights of the Series C Preferred stock was adjusted such that one (1) share of Series C Preferred stock was awarded 400,000 votes and was convertible into 400,000 shares of common stock which aligned the capital structure to the contractual rights under which the outstanding shares had been issued; (c) changed its name to MineralRite Corporation; and (d) cancelled the outstanding share of Southern Cars & Trucks, Inc. Because the sole officer and sole director of MineralRite Corporation (Nevada) was also the sole officer and sole director of Southern Cars & Trucks, Inc.; and because the shares of MineralRite Corporation were exchanged 1-for-1 with the shares of Southern Cars & Trucks, Inc.; and because all of the assets and liabilities of MineralRite were transferred to Southern Cars & Trucks, Inc., the transaction was accounted for as an F Reorganization Merger Re-domicile. Coincident with this change, the Company also changed its principal address to 539 W. Commerce St. #1838, Dallas Texas 75208.

Upon completing the 2021 F Reorganization Merger Re-domicile, the Company continued to pursue merger acquisition candidate negotiations while simultaneously working to bring the Company current. It was during this period of time that the Company’s current president, and others, were first engaged as consultants by the Company.

On October 25, 2023, the Company’s current president executed an option with the Company’s former president to purchase the former president’s holdings in the Company. Under the terms of that option, the Company’s current president was immediately granted voting rights to those holdings. Coincident with that action, the former president resigned his position as sole member of the Company’s Board of Directors and, in accordance with the Company’s terms of corporate governance, installed the Company’s current president as his replacement to serve out the remainder of his term on the Board thereby effectuating a Change of Control. Subsequent to these actions, the Company’s current president was installed as acting president of the Company; and since that time, his role has been upgraded to president of the Company.

Current Operations.

Immediately upon assuming his role, RITE’s current president undertook a thorough examination and analysis of the Company’s books and records so that he would be able to attest to the accuracy of the Company’s financial statements and other corporate representations that his role as president would require him to make on behalf of the Company. In this undertaking he also engaged legal, accounting and other professionals to work with him when and as needed. As issues were discovered, requisite filings and adjustments were made accordingly. The expectation was that this clean-up process would be fully completed by December 31, 2024, and it was, allowing the Company to once again be able to present audited books and records accordingly.

On November 1, 2023, the Company’s Board of Directors officially engaged the Company’s current president as interim president.

On November 6, 2023, and November 9, 2023, the Company’s current president, at the request of the Company’s former president, executed options to purchase the holdings of two of the former president’s associates under terms similar to those embodied in the aforementioned option contract between the Company’s current president and former president.

On December 1, 2023, the Company’s Board of Directors officially engaged the Company’s current president as president of the Company. On or about the same time, the Company changed its principal address to 325 N. St. Paul Street, Suite 3100, Dallas TX 75201.

In the months that followed, while the aforementioned examination, analysis and clean-up was underway, the Company built a new website; updated several jurisdictional filings with the Texas Secretary of State; completed a Crafted Precious Metal Dealer Registration in the State of Texas; passed compliance with various precious metal refineries and opened accounts with those entities; applied to OTCMarkets.com to recognize the Change of Control that the Company had undergone when the Company’s current president replaced the former president; filed a Corporate Action Case with FINRA regarding the Company’s April 7, 2021, F Reorganization Merger Re-domicile change; and engaged legal, accounting and other professionals to perform various tasks.

During the first quarter of 2024, which ended on March 31, 2024, the Company entered into two contracts with the current owners of its former subsidiary, Goldfield. The first contract provided for the purchase of certain intellectual property rights, and the second contract provided for the acquisition of inventory and equipment. Since completing these purchases, the Company has engaged CAD-CAM designers and equipment specialists to re-design and upscale the products and streamline production. This will allow the Company to focus its efforts on equipment sales and related services, and facilitate third-party equipment manufacture and fulfillment. The Company expects that equipment sales will also open doors to related revenue streams such as consulting services, off-take agreements, project financing and property acquisitions; all of which fit into the Company’s long-term strategic development plans.

As of the close of the first quarter of 2024, the Change of Control application with OTCMarkets.com and the Corporate Actions Case with FINRA regarding the April 7, 2021, F Reorganization Merger Re-Domicile change, were both still pending.

On or around April 5, 2024, the Company’s Change of Control application with OTC Markets was completed and approved.

During the month of June 2024, the Company obtained legal opinions it sought in support of its position to (i) derecognize $763,377.50 of time-barred obligations; (ii) exchange previously issued convertible obligations, in the original amount of $137,499, into 2,750 fully paid warrants to purchase 2,750 shares of Series C convertible preferred stock pursuant to Section 3(a)9; (iii) reclaim 9,544,690 common shares which had previously been issued; and (iv) release shares which were being held in certain segregated reserve accounts at the Company’s transfer agent on behalf of former convertible bond holders.

As of the close of the second quarter of 2024, the Corporate Actions Case with FINRA regarding the April 7, 2021, F Reorganization Merger Re-Domicile change, was still pending.

During the third quarter of 2024, the Company engaged and completed a PCAOB audit for the accounting periods ending December 31, 2023, and December 31, 2022.

During the month of September 2024, the Company filed an Application for Revocation of the Cease Trade Order with the Alberta Securities Commission. The Cease Trade Order had been previously entered against the Company on June 28, 2013, by the Alberta Securities Commission for failure to file certain periodic disclosure documents with the Commission, for the periods ending September 30, 2012, December 31, 2012, and March 31, 2013.

As of the close of the third quarter of 2024, the Corporate Actions Case with FINRA regarding the April 7, 2021, F Reorganization Merger Re-Domicile change, was still pending. Also, the Application for Revocation of the Cease Trade Order that the Company filed with the Alberta Securities Commission was still pending.

On December 31, 2024, the Company executed a binding Letter of Intent with NMC, Inc. (“NMC”), a Nevada corporation; and shortly thereafter, a Definitive Agreement was executed. Under the terms of the Definitive Agreement, RITE acquired NMC’s two wholly owned subsidiaries. These subsidiaries hold certain mineral and mining assets and collectively have an audited book value of $432 million. In return, RITE issued and transferred to NMC approximately 6.9 million shares of a newly created class of preferred stock denoted as RITE Series NMC $25 convertible preferred stock (“RITE Series NMC”), a similar number of warrants, and assumed roughly $5 million in NMC’s outstanding liabilities.

Each share of RITE Series NMC is subject to redemption by a sinking fund, or at the option of the holder, convertible into five hundred (500) shares of RITE common stock. Additionally, each warrant allows the holder to buy five hundred (500) shares of RITE common stock for $15.

The sinking fund provides the holders of the RITE Series NMC with a means to liquidate their shares for a set dollar amount at a premium to par value. This premium grows at the rate of five (5%) percent per annum and is subject to a floor price of $25.40. Holders of the RITE Series NMC shares may, in lieu of redemption, opt to convert their RITE Series NMC shares into shares of RITE common stock at the rate of one (1) share of RITE Series NMC for five hundred (500) shares of RITE common stock.

RITE Series NMC $25 convertible preferred stock is given a direct senior claim against the assets held in, and the revenue generated by, the two subsidiaries that RITE acquired from NMC in the afore described transaction until such time as (a) the sinking fund has redeemed all shares of RITE Series NMC $25 convertible preferred stock, or (b) the RITE Series NMC shares have been converted into RITE common shares in lieu of redemption through the sinking fund.

One of the subsidiaries, California Precious Metals, LLC (“California Precious Metals”) holds two mineral leases with no current business plan or infrastructure; and the other subsidiary, Peeples, Inc. (“Peeples”) holds one mineral lease, mine tailings, written methodology for processing, and other attributes that met the definition of a business under ASC 805, Business Combinations.

The Company evaluated the transaction under the guidance of ASC 805-10-20 and ASC 805-10-25-1 through 25-3 and concluded that the proper accounting treatment of the acquisition of Peeples qualified as a business combination, as the acquired entity included inputs and processes capable of generating outputs. California Precious Metals, by contrast, was accounted for as an asset acquisition because it did not meet the definition of a business—no workforce, no processing methodology, and no operations.

Per ASC 805-30-30-1, the Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The total purchase consideration for the transaction included common stock issued ($180 million), the fair value of warrants, and the assumption of approximately $5 million in liabilities, plus the impact of a stock buyback obligation with a future value that increases over time. The final valuation is still being refined, but the Company preliminarily allocated approximately $432 million to the identifiable net assets of Peeples, which reflects the fair value of the business as a whole at the time of acquisition.

The estimated fair value of $432 million assigned to the assets acquired from Peeples was not based on a mineral resource calculation or engineering report. Rather, the value represents the fair value of the entire acquired business enterprise, consistent with ASC 820, Fair Value Measurement, and the framework set out in ASC 805-20-30-1, which requires identifiable assets to be recorded at their acquisition-date fair values.

This valuation was derived using a market approach and income approach, considering comparable transactions in the junior mining sector, the historical carrying value on the acquiree’s prior audited financial statements, the strategic value of the tailings and mineral rights, and management’s business plans. It also reflected the expectation of future processing using a proprietary methodology and assumptions about market viability, scalability, and cost-efficiency of metal recovery. These were considered Level 3 inputs under the ASC 820 hierarchy due to their significant estimation and reliance on unobservable inputs.

The Company has used the phrase “audited book value” in an informal manner to refer to the value at which the assets and business were carried on NMC’s financial statements, which were subject to audit. However, for purposes of the Company’s acquisition accounting, the Company did not rely on book value alone. Instead, the Company evaluated that historical value as one input within a broader fair value analysis, consistent with ASC 820’s requirement to use market participant assumptions. The final $432 million value was determined based on the Company’s independent analysis of fair value under U.S. GAAP as required by ASC 805, not merely a continuation of NMC’s historical cost basis.

The Company will continue to refine the final purchase price allocation (PPA) as part of its measurement period adjustment per ASC 805-10-25-13 through 25-19 and will disclose any updates in accordance with ASC 805-10-50-4A in future filings.

During the year ended December 31, 2024, the Company engaged in several significant non-cash investing and financing activities. In accordance with ASC 230-10-50-3 through 50-6, the following material non-cash transactions occurred:

●	Derecognition of Time-Barred Obligations – The Company derecognized $763,377 in liabilities determined to be legally unenforceable due to expiration under applicable statutes of limitations. This transaction resulted in a gain on extinguishment of debt.

●	Exchange of Debt for Warrants – The Company extinguished $137,499 in outstanding obligations through the issuance of 2,750 warrants. This transaction represented a non-cash settlement of liabilities.

●	Reclamation of Common Shares – The Company reclaimed 9,544,690 previously issued common shares from a shareholder. These shares were returned to treasury without the exchange of consideration and accounted for as a reduction to common stock and additional paid-in capital.

●	Business Combination through Preferred Share Issuance – The Company engaged in a business combination valued at $240,000. Consideration included the issuance of 600 shares of Series C preferred stock. No cash consideration was exchanged in the transaction.

●	Business Combination through Preferred Share Issuance – The Company engaged in a business combination valued at $432,000,000. Consideration included the issuance of 6.9 million shares of Series NMC preferred stock, 6.9 million warrants, and the assumption of $5 million in obligations. No cash consideration was exchanged in the transaction.

Summary of Non-Cash Investing and Financing Activities

Description	Year	Amount	Non-Cash Consideration
Derecognition of time-barred obligations	2024	$763,377	Legal extinguishment
Exchange of obligations for warrants	2024	$137,499	2,750 warrants issued
Reclamation of common shares	2024	N/A	9,544,690 common shares reclaimed
Business Combination (Goldfield)	2024	$240,000	600 Series C preferred shares issued
Business Combination (NMC)	2024	$432,000,000	6.900,000 Series NMC preferred shares issued
		N/A	6.900,000 Warrants issued
		$(5,000,000)	$5,000,000 Debt assumed

As of the close of the fourth quarter of 2024, the Corporate Actions Case with FINRA regarding the April 7, 2021, F Reorganization Merger Re-Domicile change and the Application for Revocation of the Cease Trade Order that the Company filed with the Alberta Securities Commission were both still pending.

In the first quarter of 2025, subsequent to the execution of the Definitive Agreement with NMC, the Company began and completed the execution of new leases in the name of California Precious Metals, LLC. with the Bureau of Land Management (“BLM”) covering the properties that it formerly held prior to the Company’s acquisition of this subsidiary from NMC. The Company also began, and is still in the process of completing, the execution of new leases in the name of Peeples, Inc. with the Arizona State Land Department (“ASLD”) covering the properties that it formerly held prior to the Company’s acquisition of this subsidiary from NMC. The lease renewal process with the ASLD is a more complex and comprehensive process partly because the State of Arizona imposes significantly more requirements on the Company due to the multi-year nature of the lease and because the process requires the filing and approval of the Company’s mining plan which it intends to begin executing in the near future.

On January 14, 2025, the Company formed a wholly owned limited liability company subsidiary, RITE Precious Metals LLC, under the laws of the State of Michigan, at a nominal cost of $50. The purpose of this entity is to facilitate potential future activities related to the matched purchases and sales of precious metals. The entity has not commenced operations; nor has it established a bank account or acquired or incurred any assets or liabilities.

On February 19, 2025, the Company filed Form 10 with the Securities and Exchange Commission to become fully reporting under the Securities Exchange Act of 1934. On March 4, 2025, the Company filed its first amended Form 10, and on March 31, 2025, the Company received comments from Staff at the SEC.

On February 26, 2025, the Company entered into a non-exclusive investment banking agreement with Alpine Securities. The non-exclusive nature of the agreement allows the Company the flexibility to obtain services from other financial service firms on a when and as-needed basis even while the agreement remains in force.

On March 10, 2025, the Company’s current president exercised the remaining outstanding options he had purchased from multiple parties in October and early November of 2023.

On March 20, 2025, the Company’s received an approval on the application it had filed in September of 2024 with the Alberta Securities. That application sought a Revocation of the Cease Trade Order that had been previously been entered against the Company by the Alberta Securities Commission on June 28, 2013.

During March of 2025, Alpine Securities filed a Financial Industry Regulatory Authority (FINRA) Form 211 to request permission to initiate or resume quoting the Public entity’s common stock in the over-the-counter (OTC) market, under SEC Rule 15c2-11 of the Securities Exchange Act of 1934. This matter is still pending

During the first quarter of 2025, the Company began the process to expand its Board of Directors from a one-member Board to a five-member Board. Pursuant to Article 2 of the Company’s bylaws, the Board has the authority to Change the Number of Directors (2.05) and to fill Vacancies (2.07) on the Board until the next election. It is the intention of the Chairman of the Board of Directors, James Burgauer, to appoint four (4) additional board members. A list of potential candidates are presently being vetted.

Pursuant to Section 2.05 Change of Number, the Company’s Bylaws, “The number of directors may be changed at any time by amendment of these Bylaws, pursuant to the process outlined in Article 10 of these Bylaws...”

Pursuant to Section 2.07 Vacancies of the Company’s Bylaws, “Per Section 21.410 of the Law, all vacancies in the Board may be filled by the affirmative vote of a majority of the remaining directors, provided that any such director who fills a vacancy is qualified to be a director and shall only hold the office until a new director is elected by the shareholders at the next meeting of the shareholders…The Board may fill a vacancy created by an increase in the number of directors for a term lasting until the next annual election of directors by the shareholders at the annual meeting or a special meeting called for the purpose of electing directors.”

As of the close of the fourth quarter of 2024, the Corporate Actions Case with FINRA regarding the April 7, 2021, F Reorganization Merger Re-Domicile and the Form 211 application were both still pending.

As with most development stage companies, MineralRite Corporation continues to seek funding and partners for operations and growth. The Company continues to actively seek mining and mineral acquisitions, direct income mine and mineral royalty acquisitions, and reverse merger opportunities within the mineral and mining space and in complementary or related businesses. There can be no assurance that acquisitions will be found, or that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its operations, and such inability to fund operations will have a materially adverse effect on the Company’s business, results of operations and financial conditions.

The accompanying consolidated financials of the Company have been adjusted to reflect the changes to the number of shares authorized and outstanding, per-share amounts, stock splits, share reclamations, derecognition of time-barred obligations, Section 3(a)9 conversions and other legal and accounting events which have been described herein and/or can be found in the Company’s books and records.

(2) Summary of Significant Accounting Policies

Financial Statements

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and have been audited.

In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position as of the balance sheet dates and the results of operations for the years then ended, and cumulative from inception.

Principles for Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, advances to suppliers, accounts payable and accrued expenses, line of credit, notes maturity for these instruments.

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Mineral Properties and Interests

Mineral properties are recorded as tangible or intangible assets depending on the nature of the rights acquired. Acquisition costs of mineral interests, including legal and other directly attributable costs, are capitalized when the rights are obtained. Exploration and evaluation expenditures are capitalized when they relate to specific properties and it is probable that future economic benefits will be realized. Development expenditures incurred to prepare a mineral asset for production are capitalized once technical feasibility and commercial viability are demonstrable.

Capitalized costs are classified as either:

●	Mineral Rights (Intangible Assets): Rights to explore or extract minerals from specific properties.

●	Mine Development and Infrastructure (Tangible Assets): Includes stripping, drilling, roads, and tailings infrastructure.

These assets are reviewed for impairment in accordance with ASC 360-10 when events or changes in circumstances indicate that their carrying amount may not be recoverable. Depreciation of tangible mineral assets begins when the asset is ready for its intended use, using the units-of-production method based on proven and probable reserves. Intangible mineral rights are amortized over the life of the associated mineral reserves on a units-of-production basis or tested for impairment if not yet in use.

All mineral properties are currently classified as exploration stage assets. Acquisition costs, including amounts assigned in connection with business combinations, are capitalized when control of the mineral interest is obtained. However, no value has presently been assigned to the underlying mineralization until technical feasibility and commercial viability are demonstrated.

Exploration expenditures, such as geological surveys, sampling, and exploratory drilling, are expensed as incurred unless they relate to a specific property with future economic potential. The Company assesses its exploration properties for impairment indicators under ASC 360-10 when circumstances suggest the carrying amount may not be recoverable.

Mineral assets acquired in a business combination are recorded at fair value at the acquisition date in accordance with ASC 805, even if the acquired assets are at an early stage of exploration. As of the reporting date, all properties are considered non-depreciable due to their exploratory nature, and no depletion or amortization is recorded.

As of March 31, 2025, the Company holds four mineral assets through wholly owned subsidiaries. All properties are classified as exploration-stage and are not currently in development or production. Accordingly, no depreciation, amortization, or depletion has been recognized.

The mineral assets were acquired as part of a business combination and are carried at a total book value of $432 million. This amount reflects the fair value assigned at the acquisition date in accordance with ASC 805, and not a direct valuation of the underlying mineralization.

Major Class of Asset	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Exploration Properties (All)	$432,000,000	$0	$432,000,000

The Gross Carrying Amount denoted in the table above is based on the Business Combination Value in accordance with ASC 805. As of March 31, 2025, no events or changes in circumstances have been identified that would indicate impairment under ASC 360-10-35. The Company continues to evaluate the technical and economic potential of these properties.

Property and Equipment Depreciation and Depletion

Property that is subject to depreciation and equipment are recorded at historical cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation. The estimated useful lives for significant property and equipment categories are as follows:

Office and computer equipment	3 – 7 years
Machinery and equipment	5 – 10 years

Property that is subject to depletion is recorded at historical cost. The Company accounts for depletion using the Unit-of-Production method of accounting. Under this methodology, the cost of the property and the cost of major additions to the property, such as development costs, exploration costs, and other costs directly attributable to bringing the resource to the point of extraction are capitalized and then depleted based on the amount of resource extracted during the period.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. During the periods covered in the financial statement, if and when any such assets were deemed by the Company to be not recoverable, then the Company fully depreciated those assets.

Income/Loss per Common Share

Earnings Per Share

For the quarter ending March 31, 2025, the Company posted a Net Loss of $81,688. For the quarter ending March 31, 2024, the Company posted a Net Loss of $71,176. When calculating earnings per share, in accordance with ASC 260-10-45-11, income available to common stockholders is reduced by:

●	Dividends declared during the period on preferred stock (whether paid or unpaid), and

●	Dividends accumulated for the period on cumulative preferred stock, whether declared or not.

The Company’s Series A Preferred Stock is cumulative and accrues dividends at a rate of $0.10 per share annually. While no dividends were declared during the quarter ending March 31, 2025, or during the quarter ending March 31, 2024, the amount of accrued dividends of $2,625 and $10,500 (based on the rate of $0.10 per share for each of the 105,000 Series A preferred shares) needs to be deducted from the net income figure (being reserved for the benefit of preferred shareholders) in each period, leaving a balance of $84,313 Net Loss Attributable to Common Stockholders and $73,801 Net Income Attributable to Common Stockholders respectively.

Basic Earnings Per Share (EPS)

Basic earnings per share (EPS) is computed by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted-Average Number of Common Shares Outstanding during the period.

During the quarter ending March 31, 2025, the Weighted Average Number of Shares Outstanding was 4,347,776,842. For the quarter ending March 31, 2025, the Company had no common share issuances or reclamations. As such, the Weighted Average Shares Number of Common Shares Outstanding during the period was 4,347,776,842, and the Basic Earnings Per Share for the quarter March 31, 2025, is a loss of $0.000019 per share.

During the quarter ending March 31, 2024, the Weighted Average Number of Shares Outstanding was 4,357,321,532. For the quarter ending March 31, 2024, the Company had no common share issuances or reclamations. As such, the Weighted Average Shares Number of Common Shares Outstanding during the period was 4,357,321,532, and the Basic Earnings Per Share for the quarter March 31, 2024, is a loss of $0.000017 per share.

Fully Diluted Earnings Per Share (EPS) Calculation

To calculate fully diluted earnings per share, the Company uses the Treasury Stock Method. This methodology adds to the Weighted Average Shares Outstanding to the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (stock, contractual rights (options), warrants and debt), with the further assumptions that all funds received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share for the period in order to offset and minimize the dilution effects (i.e. the net dilution).

 As of March 31, 2025, the Company has four (4) Series of preferred shares that are convertible into common stock (Series B, C, D and NMC), and one that is not (Series A). Additionally, the Company has issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements). The Company has also issued warrants (Series C warrants) in conjunction with the conversion of the principal amount of $137,499 in convertible obligations plus interest and penalties associated therewith and has issued warrants in conjunction with issuance of two of its series of its preferred shares (Series D and Series NMC).

As of March 31, 2024, the Company had two (2) Series of preferred shares that are convertible into common stock (Series B and C), and one that is not (Series A). Additionally, the Company has issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements).

However, when a Company posts a loss, it does not include potentially dilutive securities in its Earnings Per Share calculations; rather, it sets Fully Diluted Earnings Per Share equal to Basic Earnings Per Share.

Fully Diluted Earnings Per Share (EPS) Calculation for March 31, 2025

When a Company posts a loss, it does not include potentially dilutive securities in its Earnings Per Share calculations; rather, it sets Fully Diluted Earnings Per Share equal to Basic Earnings Per Share. Therefore, for the quarter ending March 31, 2025, Fully Diluted Earnings Per Share is de facto set to equal Basic Earnings Per Share which was calculated to be a loss of $0.000019 per share.

Fully Diluted Earnings Per Share (EPS) Calculation for March 31, 2024

When a Company posts a loss, it does not include potentially dilutive securities in its Earnings Per Share calculations; rather, it sets Fully Diluted Earnings Per Share equal to Basic Earnings Per Share. Therefore, for the quarter ending March 31, 2024, Fully Diluted Earnings Per Share is de facto set to equal Basic Earnings Per Share which was calculated to be a loss of $0.000017 per share.

Stock-Based Compensation Arrangements

The Company accounts for stock-based compensation arrangements in accordance with guidance provided by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”). This guidance addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, the Company’s shares of common stock have been issued as payment to employees and non-employees for services and the reduction of debt. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s accompanying financial statements for certain of its assets and expenses.

Income Taxes

The Company accounts for income taxes according to the ASC 740, Income Taxes (“ASC 740”) using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that the Company’s portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including projected future taxable income, prudent and feasible tax planning strategies and recent financial operations.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of benefit that may be recognized is the largest amount that has a greater than fifty (50%) percent likelihood of being realized upon ultimate settlement. To the extent the Company determines that such tax provisions will not be sustained, the provision for income taxes would include the effects of any resulting income tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Deferred Offering Costs

The Company defers, as other assets, the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Recent Accounting Pronouncements

Company management has not knowingly nor willfully implemented any new accounting pronouncements that could have had any material impact on the preparation or presentation of the accounting results that have been reported for the periods covered by these financial statements unless otherwise disclosed. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3) Going Concern

Though management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to obtain funding, raise additional equity capital or be able to generate sufficient revenues to sustain its operations. The Company is presently engaged in and intends to conduct additional capital formation activities through the issuance of preferred and common stock to establish sufficient working capital and to expand its operations. The Company has incurred an operating loss since its inception and the Company’s present cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), which contemplate continuation of the Company as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4) Investment in Subsidiaries

The Company’s operating projects are generally segregated into subsidiaries. The Company does this for a variety of reasons. In some cases, certain series of the Company’s securities may have been granted priority claims to the assets of a particular subsidiary. In other cases, operations may engage specific joint venture partners which are entitled to a contractual share of the revenue or net revenue being generated by a project or a subsidiary. In still other cases, the Company may feel the need to segregate operations based on legal, risk, accounting or other factors. Management exercises its discretion in making such decisions.

The Company consolidates onto its financial statements all of its activities and that of its wholly owned subsidiaries, and in so doing, eliminates all intercompany balances and transactions.

When making an acquisition of an entity that the Company intends to operate as a subsidiary or otherwise, the Company will generally hold the assets and liabilities so acquired on its balance sheet at the same basis that they were held by the entity prior to being acquired, subject to a determination by the Company’s accountants and auditors that doing so is in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. In the event that the Company determines that a mineral asset is not sufficiently documented to meet the requirements of the SEC’s Modernization of Property Disclosures for Mining Registrants (17 CFR Parts 229, 230, 239, and 249 [Release Nos. 33-10570; 34-84509; File No. S7-10-16]), the Company will hold those assets on its balance sheet at a value of zero ($0) until such time as the Company obtains an SEC / JORC compliant reserve report.

(5) Convertible Obligations

The Company has issued convertible obligations to multiple lenders where the obligation is convertible into common stock, at the lender’s option, in the event the Company does not fully repay the lender. Except for one lender, whose beneficial owner is affiliated with another lender who lent money to the Company during 2021, there have been no conversions and no requests for conversion in recent years.

During June 2024, the Company removed certain liabilities originally issued prior to 2016 based on a legal analysis and a comprehensive due diligence process that supported derecognition under ASC 405-20-40-1 and 40-2, which govern the extinguishment of liabilities.

Per ASC 405-20-40-1, a liability shall be removed from the balance sheet when either of the following conditions is met: (i) the debtor pays the creditor and is relieved of its obligation for the liability; or (ii) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

Further, ASC 405-20-40-2 elaborates that a liability is considered extinguished if the debtor obtains a legal release, or if the statute of limitations has expired and no viable creditor exists to enforce the debt.

To support derecognition and extinguishment of these obligations, the Company obtained formal legal opinions from qualified counsel confirming that the debt was no longer enforceable under applicable law. Specifically, these opinions concluded that the statute of limitations for enforcement had expired and that no formal claims had been made or could reasonably be expected to be made by any purported holders of the debt.

In addition to the legal review, the Company undertook a robust factual investigation to ensure that no creditor with a valid claim remained. This included: (i) a comprehensive search of business registration databases (e.g., OpenCorporates.com and various Secretary of State records) to determine whether the purported debtholders still existed as legal entities; (ii) engagement of a seasoned investigator experienced in financial and corporate due diligence who was engaged to identify any successors, assignees, or alternate addresses; and (iii) direct contact efforts via registered mail to the last known addresses of the named debtholders, all of which were either returned as undeliverable or went unanswered.

No correspondence or demand for payment has been received from any of the parties involved, nor has there been any indication of attempted enforcement in the past several years. Based on this, the Company has concluded that the liabilities no longer represented a present obligation and that derecognition and extinguishment was appropriate under ASC 405-20-40-1(b) and 40-2.

The Company believes that its conclusions are well supported by authoritative guidance and were reached after appropriate legal and investigative procedures. Therefore, in the quarter ending June 30, 2024, the Company derecognized and extinguished these liabilities, removing them from its books and adjusting its financial statements accordingly.

Based on this determination and in accordance with ASC 405-20-40-1(b), the Company concluded that it had been legally released from being the obligor and that the liabilities should be derecognized and extinguished. The derecognition of these liabilities has been treated as a debt extinguishment, consistent with ASC 405-20-40-1(b) and the disclosure requirements under ASC 470-50-50-1. To provide transparency and comply with financial statement presentation requirements, the Company recorded:

●	a gain on the extinguishment of obligations in the amount of $763,377 in the consolidated Income Statement for the year ended December 31, 2024, as a line item within the other income section of the Income Statement; and

●	a gain on the extinguishment of obligations (time-barred) in the amount of $763,377 in the Non-cash Adjustments section of the Statement of Cash Flows.

 Additionally, during June 2024, the Company obtained a legal opinion regarding the application of Section 3(a)9 to a precedent condition of a previously negotiated agreement. Obtaining this legal opinion triggered the conversion of certain current obligations into warrants to acquire the preferred Series C shares of the Company and allowed the Company to remove those obligations from its books and adjust the Company’s financial statements accordingly. As part of the extinguishment of certain outstanding debt obligations, the Company issued warrants. The fair value of the warrants at issuance, amounting to $137,499, was recorded as an increase to Additional Paid-in Capital.

The table below summarizes the convertible obligations that remain in the Company’s books and records after taking into consideration the aforementioned adjustments.

The Company believes, based on the decision rendered by the US Court of Appeals for the Eleventh Circuit and the interpretive guidance promulgated by the Securities Exchange Commission regarding toxic financings, toxic lenders and the distribution of securities by unregistered dealers, as defined in Section 15(a)(1) of the Securities and Exchange Act of 1934, that the four (4) remaining convertible obligations are voidable. The Company has legally noticed the convertible obligation holders and has taken additional steps to minimize the potential dilution effects that could result from the conversion of these four (4) remaining outstanding obligations.

The Company feels that its legal position is well supported by recent actions taken by the SEC. The Company believes that these financing agreements contain terms that are void ab initio pursuant to 15 U.S.C. § 78cc(b) and Section 29(b) of the Exchange Act, based on the SEC’s public enforcement positions. Specifically, the Commission has repeatedly taken the position that such transactions, structured by unregistered dealers who routinely engage in the business of buying convertible notes from issuers and converting them at a discount, violate the dealer registration provisions of Section 15(a)(1) of the Exchange Act, thereby rendering the related contracts void and unenforceable.

The Company bases its position on the Commission’s actions in the following cases:

●	SEC v. John D. Fierro and JDF Capital, Inc. (Feb. 20, 2020),

●	SEC v. Justin W. Keener d/b/a JMJ Financial (Mar. 24, 2020), and

●	SEC v. John M. Fife, Chicago Venture Partners, Iliad Research and Trading, St. George Investments, Tonaquint, and Typenex Co-Investment (Sept. 3, 2020).

The Company’s efforts notwithstanding, these remaining obligations may be subject to the issuance of shares of common stock pursuant to the conversion privileges afforded to the holder. In the event that the presumed-to-be-voidable obligations listed in the table below are determined to not be voidable, then the Company believes that the obligation marked with an asterisk may be outside the statute of limitations for collection procedures and may have (i) been partially settled by the issuance of shares of common stock and may be subject to additional issuance of shares of common stock pursuant to the conversion privileges afforded the holder or (ii) remains a fully unsettled obligation of the Company subject to the conversion privileges afforded the holder. In the event that the presumed-to-be-voidable obligations listed in the table below are determined to not be voidable, then the Company believes that the obligations that are marked with a plus sign may still be within the statute of limitation for collection procedures and may be subject to the issuance of shares of common stock pursuant to the conversion privileges afforded to the holder.

 Schedule of Convertable debt

Holder	Rate	Date of Issue			Amount	Notes
Union Capital	8%	Jul	28	2014	$50,000.00	*+
Eagle Equity	12%	Feb	25	2021	$30,000.00	*+
Eagle Equity	12%	May	28	2021	$25,000.00	+
Eagle Equity	12%	Jul	19	2021	$12,500.00	+
+ The convertibility of this obligation is in dispute. * The outstanding amount and/or collectability of this obligation is in dispute.

In reliance on the position taken by the SEC in these matters, the Company believes the aforementioned promissory note obligations should be considered void as a matter of law and thus not convertible into shares of common stock. In fact, these promissory note obligations should be treated as legally nonexistent. Accordingly, the Company intends to derecognize these obligations in the third quarter of 2025, when the applicable statute of limitations will have expired, and derecognition will be appropriate under ASC 405-20-40-1 and ASC 405-20-40-2.

Unless the SEC retreats from its previously stated enforcement position on this matter, logic necessarily dictates that these agreements are void and therefore cannot give rise to share issuances or any continuing obligations on the part of the Company.

(6) Derivative Liability

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815. According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note, and any excess of the derivative value over the note payable value is recognized as additional expense at issuance date.

Union Capital, LLC Promissory Note July 28, 2014

On July 28, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital, LLC (the “Holder”) in the original principal amount of $50,000 bearing an 8.00% annual interest rate, unsecured and maturing July 28, 2015. Originally this Note together with any unpaid accrued interest was convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date; but on May 7, 2021, this Note together with any unpaid accrued interest was amended and is now convertible into shares of common stock of the Company at the Holder’s option at a conversion price of $0.00035. In accordance with the terms of the Note, the Holder partially converted the Note via conversions over the course of multiple dates.

Eagle Equity, LLC Promissory Note Feb 25, 2021

On February 25, 2021, the Company issued a Convertible Promissory Note (the “Note”) to Eagle Equity, LLC (the “Holder”) in the original principal amount of $30,000 bearing a 12.00% annual interest rate, unsecured and maturing February 25, 2022. This Note, together with any unpaid accrued interest, is convertible into shares of common stock of the Company at the Holder’s option at a conversion price of $0.0001.

Eagle Equity, LLC Promissory Note May 28, 2021

On May 28, 2021, the Company issued a Convertible Promissory Note (the “Note”) to Eagle Equity, LLC (the “Holder”) in the original principal amount of $25,000 bearing a 12.00% annual interest rate, unsecured and maturing May 28, 2022. This Note, together with any unpaid accrued interest, is convertible into shares of common stock of the Company at the Holder’s option at a conversion price of $0.0001.

Eagle Equity, LLC Promissory Note July 19, 2021

On July 19, 2021, the Company issued a Convertible Promissory Note (the “Note”) to Eagle Equity, LLC (the “Holder”) in the original principal amount of $12,500 bearing a 12.00% annual interest rate, unsecured and maturing July 19,2022. This Note, together with any unpaid accrued interest, is convertible into shares of common stock of the Company at the Holder’s option at a conversion price of $0.0001.

(7) Stockholders’ Equity, Conversion Rates & Weighted Voting

The information which follows details the present shareholder structure of the Company and supplements the information contained in the Stockholder’s Equity section of the Company’s financial statements. As of March 31, 2025, the Company has:

●	20,000,000,000 shares of common stock, no par value, CUSIP: 60313P100 (soon to be changed to 60314D106), with 4,347,776,842 shares outstanding;

●	105,000 shares of Preferred Series A, no par value, CUSIP: N/A, with 105,000 shares outstanding, weighted voting whereby 1 share equals 3,000 votes;

●	33,000 shares of Preferred Series B, no par value, CUSIP: N/A, with 13,500 shares outstanding, convertible such that 1 share converts into 1,000 common shares, weighted voting whereby 1 share equals 1,000 votes;

●	100,000 shares of Preferred Series C, no par value, CUSIP: N/A, with 8,589 shares and 2,750 warrants to purchase 2,750 shares outstanding, convertible such that 1 share converts into 400,000 common shares, weighted voting whereby 1 share equals 400,000 votes;

●	35,000 shares of Preferred Series D, $25 par value, CUSIP: N/A, with 4,000 shares outstanding, convertible such that 1 share converts into 25,000 common shares, weighted voting whereby 1 share equals 25,000 votes;

●	7,100,000 shares of Preferred Series NMC, $25 par value, CUSIP: N/A, with 6,900,000 shares outstanding, convertible such that 1 share converts into 500 common shares, weighted voting whereby 1 share equals 500 votes; and

●	42,627,000 shares of as yet Undesignated Preferred, no par value, CUSIP: N/A, with 0 shares outstanding.

(8) Subsequent Events

The Company has evaluated events subsequent to the date of these financial statement notes, in accordance with ASC 855, Subsequent Events, and based on this evaluation, the Company identified the following non-recognized subsequent event:

On April 28, 2025, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) regarding the case the Company had filed on March 22, 2024, to get FINRA to recognize the F Reorganization that the Company had undergone on April 7, 2021. FINRA advised the Company that it had concluded its examination and acknowledged the occurrence of this event. FINRA further advised that the CUSIP number for the Company’s common stock would be changed from 60313P100 to 60314D106 effective March 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s financial condition and results of operations for the three months ended March 31, 2025.

Overview

MineralRite Corporation (“the Company”) is a development-stage company focused on the acquisition, management, and monetization of mineral assets and mineral-backed projects. During the quarter ended March 31, 2025, the Company remained in an early stage of operations and did not generate revenue.

The Company’s principal activities were related to the stabilization and integration of its newly acquired subsidiaries, Peeples, Inc. and California Precious Metals LLC, and upgrading corporate transparency, investor appeal and financial industry engagement by completing its corporate cleanup and through the filing of a Form 10 with the Securities and Exchange Commission (“SEC”) to become fully reporting.

Results of Operations

For the three months ending March 31, 2025, the Company reported no revenues and a net loss of $81,688. Operating expenses primarily consisted of legal and professional fees, business promotional costs, corporate filings and office-related expenses.

For the three months ending March 31, 2024, the Company reported no revenues and a net loss of $71,176. Operating expenses primarily consisted of legal and professional fees and corporate filings.

Management expects that operating costs will remain fairly constant over the next few quarters. Management is presently focused on developing revenue streams from various business operations, securing strategic partnerships and financing development of its recently acquired mineral assets.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of approximately $29,200 whereas a year earlier, as of March 31, 2024, the Company had cash and cash equivalents of approximately $1,716.

The Company’s current liabilities totaled approximately $5.01 million, primarily related to assumed obligations from the recent acquisition of subsidiaries. While the Company has significant mineral assets recorded at $432 million, these assets are classified as exploratory and are not yet producing cash flow.

The Company anticipates the need for additional funding to continue its operational and business development activities over the next twelve months. Management is actively pursuing potential financing options, including equity and debt financings, and strategic partnerships.

The Company intends to engage in a Regulation A+ offering in the upcoming quarter. Pursuant to Regulation A+, Tier I, the Company can raise up to twenty million ($20,000,000) US dollars. Pursuant to Regulation A+, Tier II, the Company can raise up to seventy-five million ($75,000,000) US dollars. The use of proceeds of the Regulation A+ offering will stipulate that eighty (80%) percent of the first sixteen million ($16,000,000) US dollars of net funds raised would be used exclusively to pay for project development and the liabilities that the Company agreed to assume pursuant to its recent acquisition of the subsidiary companies acquired from NMC, Inc. All non-earmarked funds, which include the other twenty (20%) percent of the first sixteen million ($16,000,000) US dollars, and all funds raised in excess of sixteen million ($16,000,000) US dollars would be split fifty (50%) percent towards the RITE Series NMC sinking fund obligation and the liabilities assumed pursuant to the acquisition; and the other fifty (50%) percent will be used for working capital. This percentage split will continue until such time as all of the RITE Series NMC preferred stock, issued pursuant to the acquisition, has been either repurchased by the sinking fund or converted into shares of RITE common stock.

Outlook

The Company’s near-term strategy focuses on the following initiatives:

●	Finalizing the integration of its newly acquired mineral subsidiaries.

●	Advancing mineral asset evaluation and potential commercialization strategies.

●	Securing capital to fund ongoing operations and asset development.

Management believes that the Company’s mineral asset base, combined with strategic planning, positions it for potential future revenue generation, although there can be no assurance as to the success or timing of such efforts.

Summary:

●	No material revenues during Q1 2025.

●	Operating expenses were approximately $81,688.

●	Net loss of $81,688 for Q1 2025.

●	The Q1 2025 ending cash balance was $29,200.

●	Acquisition of subsidiaries completed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (who is the same individual), evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold the following securities since January 1, 2025, which were not registered under the Securities Act. Included are sales of newly issued securities and securities issued in exchange for services.

The sales issuances of the securities described below were made pursuant to exemptions from the registration requirement of the Securities Act pursuant to the exemption denoted in each section.

The Company acts as its own transfer agent for all securities other than its common stock and affixed the appropriate legend to the certificates issued to each recipient.

Each of the recipients of the securities in the transactions described below either received or had adequate access to information about the Company through their relationship with the Company, through the Company’s public filings, through documentation requested of and supplied by the Company pursuant to an executed Non-Disclosure Agreement and/or through discussions with the Company.

During the Quarter Ended March 31, 2025 – Issuances Under Rule 701:

From January 1, 2025, until March 31, 2025, the Company issued an aggregate of three hundred forty (340) shares of Series C preferred stock to a total of six (6) holders, pursuant to the exercise of contractual rights acquired pursuant to a written consulting agreement, for the sum of twenty-eight thousand, eight hundred ($28,800) US dollars.

During the Quarter Ended March 31, 2025 – Issuances Under Rule 506(c):

From January 1, 2025, until March 31, 2025, the Company issued an aggregate of three thousand three hundred (3,300) shares of Series D preferred stock and three thousand three hundred (3,300) warrants to acquire additional shares of Series D preferred stock, to a total of two (2) holders, pursuant to a Regulation D Rule 506(c) offering, for the sum of eighty-two thousand five hundred ($82,500) US dollars.

The proceeds from the sale of these securities were used for working capital purposes of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

●	31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

●	31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

●	32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

●	32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERALRITE CORPORATION

Date: May 9, 2025

By /s/ James Burgauer

James Burgauer Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)