Form 10-Q
period 2025-06-30
MINERALRITE Corp
filed 2025-08-06
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-27739 MINERALRITE CORPORATION (Exact name of registrant as specified in its charter)

Texas		90-0315909

(State or other jurisdiction of Incorporation or organization)		(I.R.S Employer Identification No.)
325 N. St. Paul Street – Suite 3100 Dallas, Texas 75201 (Address of principal executive offices)		75201 (Zip code)

(469) 881-8900 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common stock	RITE	OTC Pink
Series A Preferred		None
Series B Preferred		None
Series C Preferred		None
Series D Preferred		None
Series NMC Preferred		None

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

As of June 30, 2025, there were 4,464,776,842 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of June 30, 2025, and December 31, 2024

●	Statements of Operations for the quarterly periods ending June 30, 2025, and June 30, 2024, and for the year-to-date periods ending June 30, 2025, and June 30, 2024

●	Statements of Cash Flows for the year-to-date periods ending June 30, 2025, and June 30, 2024

●	Statements of Stockholders’ Equity for the year-to-date periods ending June 30, 2025, and June 30, 2024

●	Notes to Financial Statements

MineralRite Corp

Balance Sheet
(Unaudited)

	For the Periods Ending
	6/30/2025	12/31/2024
ASSETS
Current assets:
Cash and cash equivalents	$38,448	$10,458
Accounts receivable	—	—
Inventory	—	—
Employee advances	—	—
Note Receivable	—	—
Prepaid services	6,496	6,496
Total current assets	$44,944	$16,954

Property and equipment:
Property, Plant & Equipment	$438,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$240,000	$240,000

Other assets:
Investments	$36,000	$—
Prepaid services - long-term portion	—	—
Mineral assets	432,016,158	432,000,000
Less: accumulated depletion	—	—
Total other assets	$432,052,158	$432,000,000

Total assets	$432,337,102	$432,256,954

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,711	$30,766
Other liabilities	4,997,300	$5,000,000
Liability due to committed shares in excess of authorized	—	—
Total current liabilities	$5,018,011	$5,030,766

Long-term liabilities:
Convertible debt	$117,500	$117,500
Notes Payable	33,321	28,222
Derivative liabilities	—	—
Total long-term liabilities	$150,821	$145,722

Total liabilities	$5,168,832	$5,176,488

STOCKHOLDER'S EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 06/30/25; 105,000 issued at 12/31/24.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 06/30/25; 13,500 issued at 12/31/24.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 9,421 issued at 06/30/25; 8,249 issued at 12/31/24.	628,485	499,485
Series D Preferred Stock, no par value; 35,000 authorized 0 issued at 06/30/25; 700 issued at 12/31/24.	—	17,500
Series NMC Preferred Stock, no par value; 7,100,000 authorized 6,900,000 issued at 06/30/25; 6,900,000 issued at 12/31/24.	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 4,464,776,842 issued at 06/30/25; 4,347,776,842 issued at 12/31/24.	3,913,135	3,887,635
Additional paid-in capital	254,746,969	254,646,029
Accumulated deficit	(4,620,438)	(4,470,302)
Other comprehensive gain/(loss)	—	—
Total stockholders' equity (deficit)	$427,168,270	$427,080,466

Total liabilities and stockholders' equity (deficit)	$432,337,102	$432,256,954

See accompanying notes to consolidated financial statements

MineralRite Corp

Income Statement

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Revenue
Mineral Sales & Services	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—
Gross Profit (Loss)	—	—	—	—

Other income	—	—	—	—
Total Income (Loss)	$—	$—	$—	$—

Expenses
Accounting & Auditing	$250	$—	$2,000	$—
Bank Charges	—	45	105	85
Business Promo	2,920	—	11,625	—
Business Travel	740	3,893	3,697	4,827
Communications	26	275	82	307
Depreciation & Amortization	—	118,822	—	121,648
Filings & Corp Cleaning	15,130	1,919	17,642	15,454
Legal And Professional	45,600	47,600	91,200	98,200
Market Related	—	3,780	3,000	3,780
Office Expense	12,733	264	27,628	1,548
Postage & Shipping	10	27	67	27
Project Development	—	—	—	—
Storage	—	—	—	—
Supplies	466	369	489	384
Transfer Agent	529	450	1,879	900
Web & Computer Services	544	592	1,222	2,054
Total Expenses	$78,948	$178,036	$160,636	$249,214
Operating Income (Loss)	$(78,948)	$(178,036)	$(160,636)	$(249,214)

Other Income / (Expenses)
Other (Non-operating) income	$—	$768,378	$—	$768,378
Other (Non-operating) expense	—	—	—	—
Interest Expense	—	—	—	—
Interest Income	—	—	—	—
Unrealized gain (loss)	10,500	—	10,500	—

Income Before Taxes	$(68,448)	$590,342	$(150,136)	$519,164
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(68,448)	$590,342	$(150,136)	$519,164

Earnings per share	(0.000016)	0.000135	(0.000036)	0.000118
Earnings per share (fully diluted)	(0.000016)	0.000103	(0.000036)	0.000088

 See accompanying notes to consolidated financial statements.

MineralRite Corp

Cash Flow Statement
(Unaudited)

	For the Six Months Ending
	6/30/2025	6/30/2024
Cash Flows from Operating Activities
Net income	$(150,136)	$519,164
Depreciation and amortization	—	121,648
Stock-based compensation expense	—	—
Unrealized (gain) loss on investments	(10,500)	—
(Gain) Loss on extinguishment of debt	—	(874,264)
Deferred income taxes	—	—
(Increase) decrease in accounts receivable	—	—
(Increase) decrease in inventory	—	—
Increase (decrease) in accounts payable	(10,055)	4,781
Other adjustments, net	(2,700)	—
Net cash provided by (used in) operating activities	$(173,391)	$(228,671)

Cash Flows from Investing Activities
Purchases of property and equipment	$(16,158)	$—
Proceeds from sale of property and equipment	—	—
Purchases of marketable securities	(25,500)	—
Proceeds from sale of marketable securities	—	—
Net cash provided by (used in) investing activities	$(41,658)	$—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$25,500	$—
Proceeds from issuance of preferred stock	211,500	240,269
Proceeds from option/warrant premiums	940	—
Proceeds from issuance of debt	5,099	—
Repayments of debt	—	—
Payment of dividends	—	—
Net cash provided by (used in) financing activities	$243,039	$240,269

Net Change in Cash
Net increase (decrease) in cash and cash equivalents	$27,990	$11,598
Cash and cash equivalents at beginning of period	10,458	7,637
Cash and cash equivalents at end of period	$38,448	$19,235

See accompanying notes to consolidated financial statements

MineralRite Corp

Statement of Changes in Shareholder Equity
Unaudited

	For the Six Months Ending
	6/30/2025		6/30/2024
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	4,347,776,842	$3,887,635	4,357,321,532	$3,887,635
Common Stock Sales (Reclamation) for the Period	17,000,000	25,500	(9,544,690)	—
Conversion of 4,000 Series D Preferred (non-cash)	100,000,000	—	—	—
Ending Common Stock Amount	4,464,776,842	$3,913,135	4,347,776,842	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	—	—	—	—
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	—	—	—	—
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	8,249	$499,485	6,050	$70,005
Series C Stock Sales for the Period	1,172	129,000	1,467	480,269
Ending Series C Preferred Stock Amount	9,421	$628,485	7,517	$550,274

Beginning Series D Preferred Stock Amount	700	$17,500	—	$—
Series D Stock Sales for the Period	3,300	82,500	—	—
Conversion of Series D Preferred into Common (non-cash)	(4,000)	(100,000)	—	—
Ending Series D Preferred Stock Amount	—	$—	—	$—

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	—	$—
Series NMC Stock Sales for the Period	—		—	—
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	—	$—

Ending Total Stock Amount		$177,041,739		$4,438,028

Beginning Additional Paid-in-capital		$254,646,029		$—
Excess from Series NMC (Fair Value over Par)		—		—
Conversion of Series D Preferred into Common (non-cash)		100,000		—
Conversion of Obligations into Warrants (3(a)9)		—		—
Option Premiums (Consultants)		940		—
Ending Additional Paid-in-capital		$254,746,969		$—

Beginning Accumulated Earnings (Deficit)		$(4,470,302)		$(4,867,065)
Net Income for the Period		(150,136)		519,165
Ending Accumulated Earnings (Deficit)		$(4,620,438)		$(4,347,900)

Total Stockholders' Equity (Deficit)		$427,168,270		$90,128

The accompanying notes are an integral part of these financial statements

MineralRite Corporation and Subsidiaries

Notes to Financial Statements

June 30, 2025

(1) Nature of Business / Organization and Basis of Presentation

MineralRite Corporation (“RITE”, “MineralRite” or the “Company”) is a Texas corporation focused on mineral and precious metals recovery, mine tailings processing, and related equipment manufacturing. The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 (the “34 Act”) upon the effectiveness of its Form 10 registration statement filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025.

The Company was originally incorporated in Nevada in 1996 and underwent numerous name changes and business transitions over the years. In 2021, MineralRite completed a reorganization merger, formally changing its state of incorporation from Nevada to Texas. That reorganization was structured as an F Reorganization under the Internal Revenue Code and resulted in the Nevada entity merging into a Texas entity which retained the MineralRite name and assumed all operations.

Following the reorganization and the further engagement of new management resulting from a change in control in the third quarter of 2023, the Company focused its efforts on resolving outstanding legal, regulatory, and financial matters, including updating jurisdictional filings, addressing FINRA compliance obligations, pursuing the revocation of a Cease Trade Order that had been issued by the Alberta Securities Commission in 2013, and becoming fully reporting under the Securities Exchange Act of 1934.

In October 2023, control of the Company changed hands when its current president acquired a controlling interest. Since that time, the Company has undergone significant organizational development, including:

●	Launching a comprehensive financial and legal clean-up effort;

●	Acquiring the intellectual property of a former subsidiary that specialized in precious metals equipment;

●	Registering the Company as a Crafted Precious Metals Dealer with the State of Texas;

●	Establishing compliance protocols for anti-money laundering (AML), know-your-customer (KYC), and other federal and state requirements;

●	Opening accounts with multiple refineries to facilitate the sourcing, refining, and resale of precious metals;

●	Laying the groundwork for launching matched purchase and sale transactions involving precious metals as part of the Company’s future revenue model;

●	Completing PCAOB audits for the fiscal years 2022, 2023 and 2024;

●	Completing a business combination involving the acquisition of two mineral-focused subsidiaries; and

●	Filing and amending a Form 10 registration statement with the SEC to reestablish full reporting status;

MineralRite’s core business capabilities now include:

●	Manufacture and sale of mineral recovery equipment

●	Evaluation and potential development of mineral lease assets

●	Recovery of precious metals from mine tailings and mining properties

●	Matched purchases and sales of precious metals

To support the Company’s development and reduce reliance on debt or toxic financing, MineralRite engaged multiple independent contractor consultants across operations, compliance, investor relations, and business development. The majority of these consultants entered into consulting agreements which included the right to purchase shares of the Company’s Series C Convertible Preferred Stock based on the price equivalent to where the Company’s common stock was traded at the time the consulting agreement was executed. The Company raised a modest amount of working capital through the structured sale of these rights to purchase, and a significant amount of capital through the subsequent exercise of those rights by those consultants, providing both upfront funding and long-term alignment with the Company’s objectives.

The Company also launched a Regulation D Rule 506(c) private placement offering of its Series D Convertible Preferred Stock to accredited investors, further strengthening its financial position.

In December 2024, the Company completed the acquisition of two subsidiaries from NMC, Inc., (i) California Precious Metals LLC (“California Precious Metals”) and (ii) Peeples, Inc. (“Peeples”). In connection with these acquisitions, the Company issued 6.9 million shares of Series NMC $25 Convertible Preferred Stock, along with 6.9 million warrants to purchase the same, as consideration for the business combination valued at $432 million.

California Precious Metals held and still holds two mineral leases without infrastructure or business plans and was accounted for as an asset acquisition. Peeples Inc. held and still holds one mineral lease, valuable mine tailings, detailed processing methodologies and workforce attributes, qualifying it as a business under ASC 805 and therefore was accounted for as a business combination.

The Company assigned a fair value of $0 to the California Precious Metals acquisition and $432 million to the inventory-in-process mine tailings of the Peeples acquisition. This valuation reflects the total fair value of the business based on a combination of market-based and income-based approaches and is not based on mineral reserve estimates. The Company will refine its purchase price allocation (PPA) in accordance with ASC 805 and disclose any adjustments in future filings.

Management adopted the conservative opinion that the leased mineral assets acquired in the transaction were not adequately supported by an SEC- or JORC-compliant technical report even though historical documents suggested that the properties contain substantial mineralization. Since the Company felt that these mineral assets were not sufficiently documented to meet the SEC’s Modernization of Property Disclosures for Mining Registrants (Release Nos. 33-10570; 34-84509), the Company has chosen to report these assets on its balance sheet at a value of zero ($0) until compliant technical documentation is obtained.

The Company also derecognized legacy obligations that were legally unenforceable due to statutes of limitations, reclaimed nearly 10 million shares of common stock, and completed several non-cash equity issuances to settle other legacy obligations and improve the Company’s financial condition.

The Company’s accompanying financial statements have been adjusted to reflect these changes.

The Company’s operational projects are generally organized into wholly owned subsidiaries. Each subsidiary is used to separate financial, legal, or operational risks. This structural approach allows the Company to limit potential liabilities to the specific subsidiary that operates the project, helping to protect the rest of the Company from adverse financial exposure.

All subsidiaries are consolidated for financial reporting purposes in accordance with GAAP. Intercompany transactions and balances are eliminated during the consolidation process. This consolidation provides an accurate picture of the overall financial position and performance of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments consist of normal recurring items, estimates, and accruals that affect the reported amounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas that require the use of estimates include, but are not limited to, asset valuations, recoverability assessments, derecognition of obligations, and the allocation of purchase price in business combinations.

Principles of Consolidation

The consolidated financial statements include the accounts of MineralRite Corporation and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation in accordance with ASC 810, Consolidation.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party costs directly associated with ongoing or proposed securities offerings. These costs are classified as deferred offering costs on the balance sheet. Upon successful completion of the offering, these amounts are offset against the proceeds as a reduction to additional paid-in capital. If an offering is abandoned or withdrawn, the costs are expensed in the period that determination is made.

Revenue Recognition, Inventory, Fair Value, and Other Policies

Additional significant accounting policies related to revenue recognition, inventory valuation, share-based payments, fair value measurement, income taxes, business combinations, and mineral property classification are described in the corresponding footnotes throughout these financial statements.

(3) Recent Accounting Pronouncements

The Company regularly monitors and evaluates new accounting standards issued by the Financial Accounting Standards Board (FASB). During the periods presented in these financial statements, there were no new accounting pronouncements adopted that had a material impact on the Company’s financial position, results of operations, or cash flows.

Management has also evaluated all recently issued but not yet adopted accounting pronouncements and does not expect any such pronouncements to have a material effect on the Company’s financial statements or disclosures in future reporting periods.

(4) Going Concern Considerations

The Company has incurred operating losses since inception and currently does not generate sufficient revenue to sustain operations without external funding. As of the date of this report, the Company’s available cash is not sufficient to meet its projected working capital needs for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively pursuing multiple capital formation strategies, including the issuance of preferred and common stock under both public and private offering structures, and intends to continue expanding commercial operations in precious metals recovery, tailings processing, and related activities. While management believes that these initiatives will support future viability, there can be no assurance that the Company will be successful in raising additional capital or generating sufficient operating cash flows.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the classification of liabilities that might result should the Company be unable to continue as a going concern.

Management’s plans to address the uncertainty include:

●	Ongoing consultant- and investor-funded equity placements;

●	Execution of revenue-generating initiatives; and

●	Further cost controls and selective allocation of working capital to critical activities.

Management believes that, with sufficient access to capital and successful execution of its strategy, the Company can mitigate the going concern risk over the next twelve months.

(5) Business Combinations

On December 31, 2024, the Company completed the acquisition of California Precious Metals LLC and Peeples, Inc. The Peeples acquisition was determined to constitute a business under ASC 805 and has been accounted for as a business combination. The California Precious Metals acquisition, which involved mineral leases without supporting infrastructure or business activity, was treated as an asset acquisition.

The Company preliminarily assigned $432 million of consideration to the Peeples acquisition and $0 to the California Precious Metals acquisition. These valuations are not based on proven or probable reserves, but rather reflect strategic value, development potential, and intellectual property. The purchase price allocation for Peeples remains subject to refinement and will be updated in future reporting periods as further information becomes available.

No goodwill was recognized in connection with these acquisitions.

See Note 1 for additional information.

(6) Revenue Recognition

The Company has not recognized revenue during the reporting period. Revenue recognition policies are established in accordance with ASC 606, Revenue from Contracts with Customers.

The Company expects to generate future revenue through the sale of minerals and the matched purchase and sale transactions involving precious metals. Revenue will be recognized when control of the product or service is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

No disaggregated revenue disclosures are presented herein due to the absence of revenue during the reporting period.

(7) Accounts Receivable / Credit Losses

As of the reporting date, the Company had no material accounts receivable. The Company has adopted the provisions of ASC 326, Financial Instruments—Credit Losses and will apply the current expected credit loss (CECL) model to future accounts receivable as they arise.

When accounts receivable are recorded, an allowance for credit losses will be established based on historical experience, current economic conditions, and reasonable forecasts.

(8) Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with ASC 330. As of the reporting date, the Company holds inventory primarily in the form of tailings and other precious metal recovery materials, which are classified as inventory-in-process.

The Company assesses inventory value based on expected recovery rates, commodity pricing, and cost inputs. If any inventory is deemed not recoverable or has insufficient supporting documentation to justify future economic benefit, it is recorded at a value of $0.

(9) Property, Plant and Equipment

Depreciation and Depletion

Property and equipment are recorded at historical cost. Major additions and improvements that extend the useful life or functionality of an asset are capitalized, while routine repairs and maintenance are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Category	Estimated Useful Life
Office and computer equipment	3 – 7 years
Machinery and processing equipment	5 – 10 years

For assets associated with mineral recovery operations, including mine tailings processing, the Company capitalizes costs that are directly attributable to bringing the asset to the point of economic use. These include certain engineering, exploration, and preparation costs where appropriate under GAAP. When depletion is applicable, the Company uses the unit-of-production method to allocate the capitalized cost of a resource-based asset over the volume of resource extracted during the reporting period. No depletion expense has been recorded to date due to the absence of production.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying value exceeds those cash flows, an impairment loss is recognized equal to the difference between the asset’s carrying amount and its estimated fair value, as required by ASC 360, Property, Plant, and Equipment.

During the periods presented, the Company fully depreciated or impaired certain assets that were no longer recoverable or for which no future economic benefit was expected.

(10) Mineral Properties / Intangible Assets / Goodwill

Accounting Policy

Mineral properties are classified as either tangible or intangible assets depending on the nature of the rights acquired:

●	Mineral Rights (Intangible Assets): Rights to explore or extract minerals from specific properties.

●	Mine Development and Infrastructure (Tangible Assets): Includes stripping, drilling, road access, and tailings infrastructure where capitalized.

The Company capitalizes acquisition costs, including legal and other directly attributable expenses, when control of the mineral interest is obtained.

●	Exploration and evaluation expenditures are capitalized if they relate to specific properties and management concludes that future economic benefits are probable.

●	Development expenditures are capitalized once technical feasibility and commercial viability are demonstrable.

Exploration expenditures (e.g., geologic surveys, sampling, exploratory drilling) are generally expensed as incurred. However, they are capitalized if tied to a specific property with demonstrated future economic potential.

All mineral properties currently held by the Company are classified as exploration-stage assets. As such, no depletion, depreciation, or amortization has been recorded. Once production begins, tangible mineral property costs will be depreciated using the units-of-production method. Intangible mineral rights will be amortized over the estimated reserve life or tested for impairment if not yet in use.

Carrying Value and Impairment

The Company evaluates its mineral properties for impairment indicators in accordance with ASC 360-10, Property, Plant, and Equipment. Assets are written down to fair value if events or changes in circumstances indicate that their carrying amount may not be recoverable. As of the reporting date, no such events have occurred.

If a mineral asset lacks adequate technical documentation to comply with the SEC’s Modernization of Property Disclosures for Mining Registrants (17 CFR Parts 229, 230, 239, and 249; Release Nos. 33-10570; 34-84509), the Company will record those assets at a value of $0 until such time as a compliant technical report (e.g., SEC- or JORC-compliant) is obtained.

Business Combinations and Fair Value Allocation

Mineral interests acquired in a business combination are recorded at fair value as of the acquisition date, in accordance with ASC 805, even if the underlying assets are still in early exploration. Valuation techniques consider market-based and income-based approaches, rather than mineral reserve estimates.

In December 2024, the Company acquired California Precious Metals LLC and Peeples Inc., which together held three mineral properties and mine tailings. The leased mineral assets remain held through their original subsidiaries are classified as exploration-stage and are not in development or production. The Peeples acquisition was accounted for as a business combination.

No goodwill was recognized in connection with these acquisitions.

As of the reporting date, all properties are considered non-depreciable, and no depletion or amortization has been recorded.

Carrying Value Summary

Major Asset Class	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Mine tailings (inventory-in-process) including mineral lease, mine plan, permitting and technical documentation	$432,000,000	$0	$432,000,000
Peeples - Mineral lease comprising 377.11 acres (all value assigned to inventory-in-process)	$0	$0	$0
California Precious Metals – BLM Mineral leases	$0	$0	$0
Total	$432,000,000	$0	$432,000,000

The table above reflects the acquisition-date fair value assigned to the mineral assets acquired through business combinations under ASC 805. These properties remain under evaluation, and no indicators of impairment have been identified as of the reporting date.

(11) Leases

As of the reporting date, the Company maintains two categories of lease arrangements:

●	Operating Leases, which are accounted for under ASC 842, Leases; and

●	Mineral Leases, which are accounted for under the extractive activities model in accordance with ASC 930, Extractive Activities – Mining and ASC 360, Property, Plant, and Equipment.

The accounting treatment depends on the nature and purpose of the lease, as described in the subsections below.

Operating Leases

The Company has entered into short-term, low-value lease arrangements for shared office and miscellaneous space. These qualify for the short-term lease exemption under ASC 842 and are not recorded on the balance sheet. Lease payments are recognized as expense over the lease term.

As of the reporting date, the Company does not maintain any finance leases or long-term operating leases that require recognition of right-of-use (“ROU”) assets or lease liabilities under ASC 842. The Company will continue to assess future lease arrangements to ensure compliance with applicable accounting standards.

Mineral Leases

The Company holds certain mineral lease agreements through its wholly owned subsidiaries. These lease agreements provide rights to explore and develop mineral properties, and related payments are being capitalized as part of the cost of the respective mineral assets, in accordance with ASC 930-805 and ASC 360.

●	California Precious Metals, a wholly owned subsidiary, holds two mineral leases administered by the U.S. Bureau of Land Management (BLM). These leases are renewable annually and require total payments of less than $5,000 per year. Due to the presence of known mineralization and the Company’s intent to evaluate and potentially develop the properties, related lease payments are capitalized as exploration costs.

●	Peeples, a wholly owned subsidiary, holds a long-term (20-year) mineral lease with the State of Arizona. As of the reporting date, the lease is in the final stages of being updated and re-execution. The anticipated annual lease cost is approximately $7,500. Upon finalization, future payments under this lease will likewise be capitalized as part of the Company’s mineral property asset base, as the lease covers land with known mineralization and is intended for development and production.

As of the reporting date, the Company has not recognized ROU assets or lease liabilities under ASC 842, as these arrangements are not considered operating or financing leases under that guidance. Instead, they are accounted for as mineral property interests subject to capitalization.

(12) Debt / Notes Payable

As of the reporting date, the Company had four outstanding promissory notes with a combined principal balance of $117,500, all of which originated between 2012 and 2021 under prior management. These notes were issued to unaffiliated third parties, contain no stated maturity extensions, and have been inactive — meaning no payments, demands, or creditor contact — for many years.

Three of the four notes were already beyond the applicable statute of limitations for debt enforcement as of the reporting date, and the fourth note passed its statute of limitations threshold in early July 2025 (prior to the filing of this 10-Q). In the absence of tolling agreements, waivers, or renewed creditor activity, management has concluded that all four instruments (see Note 20 for additional information) are now legally unenforceable.

Consistent with the requirements of ASC 405-20-40-1(b), the Company intends to derecognize the full outstanding balances of these liabilities in the third quarter of 2025. The corresponding gain on extinguishment will be recognized in other income and disclosed in the Company’s Q3 financial statements.

The Company continues to monitor all known creditor claims and has consulted legal counsel and historical statutes of limitation in reaching this derecognition conclusion.

(13) Income Taxes

The Company accounts for income taxes according to the ASC 740, Income Taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates the recoverability of its deferred tax assets and establishes a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. In making this determination, the Company considers all available positive and negative evidence, including recent financial results, forecasts of future taxable income, and tax planning strategies.

The Company accounts for uncertainty in income taxes by applying a two-step process under ASC 740. First, each tax position is evaluated to determine whether it is more likely than not to be sustained upon examination by taxing authorities. If so, the amount of benefit to recognize in the financial statements is then measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

To the extent a tax position does not meet the recognition threshold, the Company records unrecognized tax benefits, including any associated interest and penalties, as a component of the provision for income taxes.

(14) Equity / Capital Stock / Earnings per Share

Stockholders’ Equity, Conversion Rates & Weighted Voting

The information which follows details the present shareholder structure of the Company and supplements the information contained in the Stockholder’s Equity section of the Company’s financial statements.

Equity Capital Structure (as of the reporting date)

Security	Authorized Shares	Outstanding Shares	Par Value	CUSIP	Conversion Terms	Voting Rights
Common Stock	20,000,000,000	4,464,776,842	No Par	60314D106	N/A	1 vote per share
Preferred Series A	105,000	105,000	No Par	60314D205	Non-convertible	3,000 votes per share
Preferred Series B	33,000	13,500	No Par	60314D304	1 share = 1,000 common shares	1,000 votes per share
Preferred Series C	100,000	9,421 shares + 2,750 warrants	No Par	60314D403	1 share = 400,000 common shares	400,000 votes per share
Preferred Series D	35,000	0	$25	60314D502	1 share = 25,000 common shares	25,000 votes per share
Preferred Series NMC	7,100,000	6,900,000 shares + 6,900,000 warrants	$25	60314D601	1 share = 500 common shares	500 votes per share
Undesignated Preferred	42,627,000	0	No Par	N/A	Not yet designated	Not applicable

Note: In addition to the securities listed above, the Company has issued certain contractual purchase rights to consultants allowing for the purchase of Preferred Series C shares at the price of the common share equivalent at the time the consultants executed their consultancy agreements or amendments thereto. These non-standard (bespoke) instruments grant the holder the right to purchase common shares at a fixed price and are described in Note 15 – Stock-Based Compensation. These rights are considered in fully diluted earnings per share calculations when applicable.

Net Income (Loss) for the Reporting Period

The Company posted a net loss of $68,448 for the quarterly reporting period and a net loss of $150,136 for the year-to-date reporting period. The Company posted a net income of $590,342 for the quarterly reporting period one year ago and a net income of $519,164 for the year-to-date reporting period one year ago, generated from the derecognition of legacy obligations.

When calculating earnings per share, in accordance with ASC 260-10-45-11, income available to common stockholders (Net Income Attributable to Common Stockholders) is reduced by:

●	Dividends declared during the period on preferred stock (whether paid or unpaid), and

●	Dividends accumulated for the period on cumulative preferred stock, whether declared or not.

The Company’s Series A Preferred Stock is cumulative and accrues dividends at a rate of $0.10 per share annually. While no dividends were declared during the reporting period, or during the reporting period one year ago, the amount of accrued dividends of $2,625 and $2,625, respectively (based on the rate of $0.10 per share for each of the 105,000 Series A preferred shares) needs to be deducted from the net income figure (being reserved for the benefit of preferred shareholders) in each quarterly period, leaving a balance of $71,073 Net Loss Attributable to Common Stockholders and $587,717 Net Income Attributable to Common Stockholders respectively. For the year-to-date reporting period, the amount of $5,250 needs to be deducted from the net income figure, leaving a balance of $155,386 Net Loss Attributable to Common Stockholders and $513,914 Net Income Attributable to Common Stockholders respectively.

Weighted Average Number of Share Calculations and Basic Earnings Per Share

Basic earnings per share (EPS) is computed by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted-Average Number of Common Shares Outstanding during the period.

During the reporting period, the Company issued shares of its common stock as follows:

Date	Description	Shares Issued	Consideration Received / Purpose	Day Weighting
01/01/2024	SHARE BALANCE	4,357,321,532		91 days
04/01/2024	SHARE BALANCE	4,357,321,532		77 days
06/17/2024	Shares reclaimed	(9,544,690)	Pursuant to SEC -v Keener (1:20-cv-21254-BB)	14 days
6/30/2024	SHARE BALANCE	4,347,776,842
	YTD WEIGHTED AVERAGE	4,356,587,325
	Q-2 WEIGHTED AVERAGE	4,355,853,118

01/01/2025	SHARE BALANCE	4,347,776,842		90 days
04/01/2025	SHARE BALANCE	4,347,776,842		35 days
05/06/2025	Issuance of common shares in exchange for CRTD shares	17,000,000	Investment in equity securities	44 days
06/19/2025	Conversion of 4,000 Series D Preferred Shares	100,000,000	Non-cash conversion, per terms of Series D	12 days
	SHARE BALANCE	4,464,776,842
	YTD WEIGHTED AVERAGE	4,359,666,345
	Q-2 WEIGHTED AVERAGE	4,371,425,194

At the beginning of both the quarterly and year-to-day reporting periods the Company had 4,347,776,842 shares of common stock outstanding. As of the reporting date, the Company had 4,464,776,842 shares of common stock outstanding. During the reporting period, the Company issued 117,000,000 shares of common stock. The Weighted Average Number of Shares Outstanding was 4,359,666,345 for the quarterly reporting period and 4,371,425,194 for the year-to-date reporting period. The Basic Earnings Per Share for the quarterly reporting period is a loss of $0.000016 per share and for the year-to-date reporting period is a loss of $0.000036 per share.

At the beginning of both the quarterly and year-to-date reporting periods one year ago, the Company had 4,357,321,532 shares of common stock outstanding. At the end of the reporting period one year ago, the Company had 4,347,776,842 shares of common stock outstanding. During the reporting period one year ago, the Company reclaimed 9,544,690 shares of common stock pursuant to the Final Judgment in SEC -v Keener (1:20-cv-21254-BB 12/19/2024). The Weighted Average Number of Shares Outstanding was 4,355,853,118 for the quarterly reporting period one year ago and 4,356,587,325 for the year-to-date reporting period one year ago, and the Basic Earnings Per Share for the quarterly reporting period was $0.000135 per share and for the year-to-date reporting period is $0.000118 per share.

Fully Diluted Earnings Per Share (EPS) Calculation

To calculate fully diluted earnings per share, the Company uses the Treasury Stock Method. This methodology adds to the Weighted Average Shares Outstanding the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (stock, contractual rights (options), warrants and debt), with the further assumptions that all funds received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share for the period in order to offset and minimize the dilution effects (i.e. the net dilution).

 As of the reporting date, the Company has four (4) Series of preferred shares that are convertible into common stock (Series B, C, D and NMC), and one that is not (Series A). Additionally, the Company has issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements). The Company has also issued warrants (Series C warrants) in conjunction with the conversion of legacy convertible obligations, including the interest and penalties associated therewith, and has issued warrants in conjunction with issuance of two of its series of its preferred shares (Series D and Series NMC).

As of the reporting date one year ago, the Company had two (2) Series of preferred shares that are convertible into common stock (Series B and C), and one that is not (Series A). Additionally, the Company had issued warrants and also contractual rights (the latter which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements).

Fully Diluted Earnings Per Share (EPS) for the Reporting Period

When a Company posts a loss, it does not include potentially dilutive securities in its Earnings Per Share calculations; rather, it sets Fully Diluted Earnings Per Share equal to Basic Earnings Per Share. Therefore, for the reporting period, Fully Diluted Earnings Per Share is de facto set to equal Basic Earnings Per Share which was calculated to be a loss of $0.000016 per share for the quarterly reporting period and a loss of $0.000036 per share for the year-to-date reporting period.

Fully Diluted Earnings Per Share (EPS) for Reporting Period One Year Ago

As of the reporting date one year ago, the Company had issued two (2) Series of preferred shares that are convertible into common stock (Series B and C) and one that is not (Series A).

The Company had also issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements). Funds in the amount of $283,660 are required to be paid to the Company for the holders of those contractual rights (options) to exercise their contractual rights (options).

The Company had also issued warrants (Series C warrants) in conjunction with the conversion of the principal amount of $137,499 in convertible obligations plus interest and penalties associated therewith. No funds are required from the warrant holders to exercise those warrants.

In the table below, columns one, SERIES, and column two, QUANTITY OUTSTANDING, details the series name and type of security of each of the stocks, options, and warrants, and the quantity of each that the Company had outstanding as of the reporting date one year ago. Column three details the CONVERSION RATE, if applicable, for each security. Column four, COMMON SHARES AFTER CONVERSION, details the quantity of common shares that each security could convert into. Column five, FUNDS REQUIRED UPON CONVERSION, details the funds that the holders would have to pay to the Company, if any, to effectuate the conversion of each security into shares of common stock. Therefore, this table details the total number of common shares that could be outstanding if each of the holders were to convert the shares, contractual rights (options) and warrants they hold into common stock, upon paying to the Company all funds necessary to effectuate the conversion.

The table below shows that upon the payment of the $283,660 required to convert all of the contractual rights (options) and warrants into common stock, then the total number of shares of common stock issued and outstanding could grow from its present level of 4,347,776,842 shares to 9,395,276,842 shares.

Fully Diluted Earnings Per Share (EPS) for Reporting Period One Year Ago

SERIES	QUANTITY OUTSTANDING	CONVERSION RATE	COMMON SHARES AFTER CONVERSION	FUNDS REQUIRED UPON CONVERSION
A (STOCK)	105,000	-	-
B (STOCK)	13,500	1,000	13,500,000
C (STOCK)	7,517	400,000	3,006,800,000
C (WARRANTS)	2,750	400,000	1,100,000,000	$-
C (OPTIONS) NOTE 1	2,318	400,000	927,200,000	$283,660
COMMON	4,347,776,842	1	4,347,776,842
		TOTAL	9,395,276,842	$283,660

NOTE 1: The contractual rights that the Company has issued pursuant to various independent contractor and other agreements act exactly like an option although it is the Company’s position that they do not qualify as securities because their issuance was related to the individual’s compensation agreement (thereby qualifying them as employee stock options) and the terms of the contractual rights were negotiated privately between the parties for commercial purposes (thereby qualifying them as bespoke).

To calculate fully diluted earnings per share, the Company uses the Treasury Stock Method. This methodology adds to the Weighted Average Shares Outstanding for the year (denoted above to be 4,355,853,118 for the quarterly reporting period one year ago and 4,356,587,325 for the year-to-date reporting period one year ago) the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (stock, contractual rights (options), warrants and debt), with the further assumptions that all funds received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share in order to offset and minimize the dilution effects (i.e. the net dilution).

The potential dilution from the conversion of the Series C contractual rights (options) is 927,200,000 shares, but this would be offset by using the $283,600 required to effectuate that conversion to purchase 675,380,952 shares at the average price of $0.00042 per share for the quarterly reporting period one year ago, and 578,897,959 shares at the average price of $0.00049 for the year-to-date reporting period one year ago. The net dilution would therefore be 251,819,048 shares for the quarterly reporting period one year ago, and 348,302,041 for the year-to-date reporting period one year ago.

The potential dilution from the conversion of the Series C warrants is 1,100,000,000 shares, and there would be no offset since there is no payment required to effectuate conversion. As such, the net dilution would be 1,100,000,000 shares. This is true for both the quarterly and year-to-date reporting periods one year ago.

For the quarterly reporting period one year ago, the Company posted $587,717 Net Income Attributable to Common Stockholders. The Weighted Average Number of Shares Outstanding was 4,355,853,118 for the quarterly reporting period one year ago. To calculate Fully Diluted Earnings Per Share, the net dilution from Series C contractual rights (options) of 251,819,048 and the net dilution from Series C warrants of 1,100,000,000 must be added to arrive at an Adjusted Weighted Average Shares Outstanding. The Adjusted Weighted Average Shares Outstanding for the quarterly reporting period one year ago is 5,717,672,166.

Fully Diluted Earnings Per Share is calculated by dividing Net Income Attributable to Common Stockholders (previously calculated to be $587,717) by the Average Weighted Average Shares Outstanding (previously calculated to be 5,717,672,166); the result of which is $0.000103 for the quarterly reporting period one year ago.

For the year-to-date reporting period one year ago, the Company posted $513,914 Net Income Attributable to Common Stockholders. The Weighted Average Number of Shares Outstanding was 4,356,587,325 for the year-to-date reporting period one year ago. To calculate Fully Diluted Earnings Per Share, the net dilution from Series C contractual rights (options) of 348,302,041 and the net dilution from Series C warrants of 1,100,000,000 must be added to arrive at an Adjusted Weighted Average Shares Outstanding. The Adjusted Weighted Average Shares Outstanding for the reporting period one year ago is 5,814,889,366.

Fully Diluted Earnings Per Share is calculated by dividing Net Income Attributable to Common Stockholders (previously calculated to be $513,914) by the Average Weighted Average Shares Outstanding (previously calculated to be 5,814,889,366); the result of which is $0.000088 for the reporting period one year ago.

EPS Calculation Summary

Period	Net Income (Loss) Attributable to Common Stockholders	Weighted Average Shares Outstanding	Basic EPS	Fully Diluted Weighted Average Shares Outstanding	Fully Diluted EPS
For the 3 months ending:
6/30/2025 Note 1	$(71,073)	4,371,425,194	$(0.000016)	N/A	$(0.000016)
6/30/2024	$587,717	4,355,853,118	$0.000135	5,717,672,166	$0.000103
For the 6 months ending:
6/30/2025 Note 1	(155,386)	4,359,666,345	$(0.000036)	N/A	$(0.000036)
6/30/2024	513,914	4,356,587,325	$0.000118	5,814,889,366	$0.000088

Note1: Fully Diluted EPS is equal to Basic EPS in the reporting period due to the net loss incurred and the anti-dilutive effect of convertible securities.

(15) Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. This guidance applies to all forms of share-based payment awards, including stock options, restricted stock, stock appreciation rights, and share grants and other awards issued to employees, directors, consultants, and other service providers whether under formal plans or free-standing arrangements.

Stock-based awards are measured at fair value on the grant date and are expensed over the requisite service period, based on the estimated number of awards expected to vest. For awards with graded vesting schedules, the Company recognizes compensation cost on a straight-line basis over the vesting period.

Issuance of Stock or Contractual Purchase Rights

From time to time, the Company has issued stock to employees, consultants, and creditors as non-cash consideration for services rendered or in settlement of obligations. These issuances are measured at the fair value of the stock on the date of issuance and recorded either as stock-based compensation or as a gain or loss on extinguishment, as appropriate. Management applies judgment in determining fair value, particularly when shares are issued in private or illiquid markets.

In addition, the Company periodically grants certain independent consultants the right to purchase shares of stock under bespoke, non-standardized arrangements that function similarly to options. These “contractual purchase rights” are typically issued in connection with consulting agreements and entitle the holder to purchase shares at a fixed exercise price, generally set at the low trading price on the date of the grant. In the general case, the Company requires an upfront payment (“option premium”) from the consultant for being granted the right to purchase the shares; such proceeds are recorded as an addition to Additional Paid-In Capital (APIC). These rights generally have a fixed term and are not subject to vesting. The fair value of any such rights granted is assessed on the date of issuance and recognized as stock-based compensation expense over the related service period.

Disclosure of Proceeds from Contractual Purchase Rights

In the event that any proceeds were received during the reporting period from the sale or issuance of contractual purchase rights described above, such transactions are disclosed in Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of this Report.

(16) Commitments and Contingencies

The Company evaluates its commitments and contingencies in accordance with ASC 450, Contingencies. A liability is recognized for any contingent loss that is probable and reasonably estimable. If the reasonable possibility of a loss exists but it is not probable or cannot be reasonably estimated, the Company discloses the nature of the contingency and an estimate of the possible loss, or a statement that such an estimate cannot be made.

As of the reporting date, the Company was not a party to any material legal proceedings, nor is management aware of any claims or actions pending or threatened that are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company may, from time to time, be subject to claims, legal proceedings, and regulatory matters arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, management currently believes that any such matters, individually or in the aggregate, will not have a material impact on the Company’s financial statements.

(17) Fair Value Measurements (ASC 820)

Fair Value of Financial Instruments

The Company evaluates and discloses the fair value of its financial instruments in accordance with ASC 820, Fair Value Measurement and ASC 825, Financial Instruments (formerly SFAS No. 107). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This definition emphasizes the use of observable market inputs and prioritizes them in a three-level fair value hierarchy:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than quoted prices included within Level 1.

●	Level 3: Unobservable inputs reflecting the Company’s own assumptions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

Investments in Marketable Securities

As of the reporting date, the Company held restricted, marketable equity securities that are classified as trading securities and carried at fair value based on Level 1 inputs. These securities are marked to market at each reporting date, with unrealized gains and losses recognized in Other Income (Expense) in the Statement of Operations. As of the reporting date, the fair value of these securities was $36,000, and the Company recorded an unrealized gain of $10,500 during the period.

Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(18) Legal Proceedings / Litigation Reserves

As of the reporting date, the Company is not a party to any legal proceedings that are expected to have a material effect on its financial condition, results of operations, or cash flows. In accordance with ASC 450, Contingencies, the Company evaluates potential legal exposures on a quarterly basis. As of the reporting date, no loss contingencies have been recorded, and no litigation reserves have been established.

(19) Related Party Transactions (ASC 850)

The Company has evaluated its transactions and relationships for the current reporting period and determined that no related party transactions required disclosure under ASC 850, Related Party Disclosures. Specifically, there were no transactions with directors, executive officers, principal shareholders, or their affiliates that involved a material financial interest or that were outside the ordinary course of business. Additionally, no amounts were due to or from related parties as of the reporting date.

(20) Subsequent Events (ASC 855)

The Company has evaluated events subsequent to the date of these financial statement notes, in accordance with ASC 855, Subsequent Events, and based on this evaluation, the Company identified the following non-recognized subsequent event:

●	Expiration of Statute of Limitations on Fourth Legacy Note: As disclosed in Note 12 – Debt / Notes Payable, the Company had four outstanding promissory notes issued to the same party by prior management. As of the reporting date, three of these notes were already beyond the applicable statute of limitations for enforcement. In early July 2025, the fourth note also became time-barred. As a result, the Company has concluded that all four instruments are now legally unenforceable. In accordance with ASC 405-20-40-1(b), the Company intends to derecognize the remaining outstanding balance of all four notes during the third quarter of 2025 and will recognize a gain on extinguishment in the applicable period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s financial condition and results of operations for the reporting period.

Overview

The Company is a development-stage company focused on the acquisition, management, and monetization of mineral assets and mineral-backed projects. The Company is also laying the groundwork for launching matched purchase and sale transactions involving precious metals which the Company expects to be a component of its future revenue model.

During the reporting period the Company remained in an early stage of operations and did not generate revenue. Its principal business activities were related to the stabilization and integration of its newly acquired subsidiaries, Peeples, Inc. and California Precious Metals LLC and upgrading its corporate transparency, investor appeal and financial industry engagement by completing its corporate cleanup and by filing and amending a Form 10 with the Securities and Exchange Commission to become fully reporting and responding to Staff comments.

Specific Highlights and Developments – Second Quarter 2025

During the second quarter of 2025, the Company achieved several important milestones that furthered its strategic, regulatory, and operational objectives:

1.	SEC Form 10 Filing Progress

The Company completed two rounds of responses to SEC Staff comment letters and is presently preparing its response to the third round. These actions represent continued progress toward obtaining “no-comment” status on the Company’s initial Form 10 registration.

2.	Skull Valley, Arizona Lease Activities

The Company made significant progress towards updating the Peeples lease with the Arizona Land Department:

○	Paid required surface and subsurface analysis fees;

○	Assembled all necessary insurance coverage documents, ready to bind;

○	Submitted the proposed Mine Development Report;

○	Currently awaiting an executable lease and confirmation of reclamation bond requirements.

3.	FINRA Rule 15c2-11 Application Status

The Company completed two rounds of responses to FINRA’s comments related to the lifting of the “unsolicited quotes only” restriction on its common stock. Once the Form 10 achieves a “no-comment” status with the SEC, the Company expects to proceed with next steps toward restoration of fully quoted status.

4.	Regulation A Offering Strategy

The Company has deferred filing its planned Regulation A offering until three critical milestones are achieved:

(i) achieving a “no-comment” status with the SEC on Form 10;
(ii) resolution of the FINRA quoting restriction; and
(iii) full execution of the updated Skull Valley lease.

Management remains sensitive to dilution risks and intends to time the offering to maximize long-term value.

5.	Strategic Joint Venture Developments

The Company continued its work on finalizing a Letter of Intent with the U.S. affiliate of an international mining joint venture partner. The agreement contemplates not only the joint venture partner’s participation in the Skull Valley project but also expanded urban mining opportunities for RITE to participate in the projects being undertaken by RITE’s joint venture partner.

6.	Capital Formation and Management Commitment

The Company continues to receive funding through share purchases made by its consultants, many of whom entered into consulting agreements that include investment rights. These actions reflect the commitment of the Company’s leadership team and its alignment with long-term shareholder interests.

Results of Operations

The Company reported no operating revenue and a net loss of $68,448 for the quarterly reporting period, and a net loss of $150,136 for the year-to-date reporting period. Operating expenses primarily consisted of legal and professional fees, office expenses, and filings and corporate cleaning.

The Company reported no operating revenue and a net gain of $590,342 for the quarterly reporting period one year ago, and a net gain of $519,164 for the year-to-date reporting period one year ago resulting from the derecognition of legacy obligations. Operating expenses primarily consisted of depreciation and write-offs of assets, legal and professional fees, corporate cleanup and business travel.

Management expects that operating costs will remain fairly constant over the next few quarters. Management is presently focused on developing revenue streams from various business operations, securing strategic partnerships and financing the development of its recently acquired mineral assets.

Liquidity and Capital Resources

As of the reporting date, the Company had cash and cash equivalents of approximately $38,448; for the reporting date as of the close of the most recent fiscal year, the Company had cash and cash equivalents of approximately $10,458; and for the reporting date one year ago, the Company had cash and cash equivalents of approximately $19,235.

The Company’s current liabilities total approximately $5.02 million, primarily related to the assumed obligations from the recent acquisition of subsidiaries. While the Company has significant inventory-in-process in the form of mine tailings, recorded at $432 million, these assets are not yet producing cash flow. The Company holds additional mineral leases from the BLM and the Arizona Land Department but carries those assets on its balance sheet at a value of zero ($0) until such time as the Company can obtain an SEC / JORC compliant reserve report. As of the close of the most recent fiscal year, the Company’s current liabilities totaled approximately $5.03 million.

The Company anticipates the need for additional funding to continue its operational and business development activities over the next twelve months. Management is actively pursuing potential financing options, including equity and debt financing, as well as strategic partnerships.

The Company had intended to engage in a Regulation A+ offering or other suitable form of financing in the current quarter, but the Company purposely chose to delay this activity until its Form 10 reaches the “no-comment” stage. The Company believes that this activity, or a suitable alternative financing, is likely to occur in the upcoming quarter.

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

Summary:

●	No material revenues during Q2 2025.

●	Operating expenses were approximately $78,948, which were partially offset by an unrealized gain of $10,500 on the Company’s investment in the shares of CRTD.

●	Net loss of $68,448 for Q2 2025.

●	The Q2 2025 ending cash balance was $38,448.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (who is the same individual), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the reporting date. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the reporting period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None – the Company is not presently involved in any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following securities during the reporting period which were not registered under the Securities Act. Included are sales of newly issued securities, issuances for services and securities issued in exchange for other assets.

The sales issuances of the securities described below were made pursuant to exemptions from the registration requirement of the Securities Act pursuant to the exemption denoted in each section.

The Company acts as its own transfer agent for all securities other than its common stock and holds those positions in book-entry form. In the event that certificates are requested, the Company affixes the appropriate legend to the certificates in the course of their issuance.

Each of the recipients of the securities in the transactions described below either received or had adequate access to information about the Company through their relationship with the Company, through the Company’s public filings, through documentation requested of and supplied by the Company pursuant to an executed Non-Disclosure Agreement and/or through discussions with the Company.

During the year-to-date reporting period, the Company issued the following securities that were not registered under the Securities Act of 1933:

●	From January 1, 2025, until March 31, 2025, the Company issued an aggregate of three hundred forty (340) shares of Series C preferred stock to a total of six (6) holders, pursuant to the exercise of contractual rights acquired pursuant to a written consulting agreement, for the sum of twenty-eight thousand, eight hundred ($28,800) US dollars.

●	On April 4, 2025, June 19, 2025, and June 30, 2025, the Company issued an aggregate of eight hundred thirty-two (832) shares of Series C Preferred Stock to a total of three (3) holders, pursuant to the exercise of contractual purchase rights granted under written consulting agreements that had been issued in prior periods which entitled the holders to purchase Series C shares at a fixed price. The Company received $100,200 in total cash proceeds in connection with these transactions. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as each transaction was privately negotiated and did not involve general solicitation or advertising. These purchasers were sophisticated parties with access to material information. The Company has historically relied on Rule 701 for similar consultant arrangements.

●	On May 6, 2025, the Company issued 17,000,000 shares of common stock to an unaffiliated third party in exchange for 90,000 restricted shares of Creatd, Inc. (Ticker Symbol: CRTD). This transaction was effectuated pursuant to the exemption provided by Section 4(a)(1) of the Securities Act. No cash proceeds were received by the Company, other than the fair market value of the CRTD shares received.

●	On February 15, 2025, the Company issued an aggregate of three thousand three hundred (3,300) shares of Series D preferred stock and three thousand three hundred (3,300) warrants to acquire additional shares of Series D preferred stock, to a total of two (2) holders, pursuant to a Regulation D Rule 506(c) offering, for the sum of eighty-two thousand five hundred ($82,500) US dollars.

●	On June 19, 2025, the Company issued 100,000,000 shares of common stock upon the conversion of 4,000 shares of Series D Preferred Stock, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. The conversion occurred pursuant to the original terms of the Series D instrument and involved no additional consideration.

●	During the reporting period, the Company also received $940 of “premiums” for the contractual purchase rights (bespoke options) that were paid to the Company by the Company’s independent contractor consultants for the purposes of acquiring the contractual purchase rights that the Company had offered to grant to them at the time of execution, extension or amendment of the contractors’ written consulting agreements. The execution price for these options was set to the lowest trading price on the day that the consulting agreements were executed, extended or amended. As such, the independent contractor consultants received no direct economic benefit in the purchase of these rights and, in fact, the purchaser actually is subjected to the additional financial costs and risks associated with the cost to acquire the contractual rights (i.e., the “option premium”), the cost of conversion, and the restrictions associated therewith. The only benefit to the purchaser is that the purchaser can exercise their purchase right to acquire the underlying shares until the future date that the purchase rights expire.

Cash proceeds from the aforementioned transactions were deposited into the Company’s operating account and used for working capital purposes.

No underwriters or placement agents were involved in any of the above transactions, and no commissions were paid.

Item 3. Defaults Upon Senior Securities

None – the Company did not default on any securities.

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