Form 10-Q
period 2025-09-30
MINERALRITE Corp
filed 2025-11-07
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-27739 MINERALRITE CORPORATION (Exact name of registrant as specified in its charter)

Texas		90-0315909

(State or other jurisdiction of Incorporation or organization)		(I.R.S Employer Identification No.)

325 N. St. Paul Street – Suite 3100 Dallas, Texas 75201 (Address of principal executive offices)		75201 (Zip code)
(469) 881-8900 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common stock	RITE	OTCID
Series A Preferred		None
Series B Preferred		None
Series C Preferred		None
Series D Preferred		None
Series NMC Preferred		None

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

As of September 30, 2025, there were 4,554,776,842 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of September 30, 2025, and December 31, 2024

●	Statements of Operations for the quarterly periods ending September 30, 2025, and September 30, 2024, and for the year-to-date periods ending September 30, 2025, and September 30, 2024

●	Statements of Cash Flows for the year-to-date periods ending September 30, 2025, and September 30, 2024

●	Statements of Stockholders’ Equity for the year-to-date periods ending September 30, 2025, and September 30, 2024

●	Notes to Financial Statements

MineralRite Corp

Condensed Consolidated Balance Sheets

(Unaudited)

	For the Periods Ending
	9/30/2025	12/31/2024
ASSETS
Current assets:
Cash and cash equivalents	$13,475	$10,458
Accounts receivable	-	-
Inventory	-	-
Employee advances	-	-
Note Receivable	-	-
Prepaid services	6,496	6,496
Total current assets	$19,971	$16,954

Property and equipment:
Property, Plant & Equipment	$438,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$240,000	$240,000

Other assets:
Investments	$18,360	$-
Prepaid services - long-term portion	-	-
Mineral assets	432,019,558	432,000,000
Less: accumulated depletion	-	-
Total other assets	$432,037,918	$432,000,000

Total assets	$432,297,889	$432,256,954

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,907	$30,766
Other liabilities	4,997,300	5,000,000
Liability due to committed shares in excess of authorized	-	-
Total current liabilities	$5,019,207	$5,030,766

Long-term liabilities:
Convertible debt	-	$117,500
Notes Payable	$3,000	28,222
Derivative liabilities	-	-
Total long-term liabilities	$3,000	$145,722

Total liabilities	$5,022,207	$5,176,488

STOCKHOLDER'S EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 09/30/25; 105,000 issued at 12/31/24.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 09/30/25; 13,500 issued at 12/31/24.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 9,679 issued at 09/30/25; 8,249 issued at 12/31/24.	669,985	499,485
Series D Preferred Stock, no par value; 35,000 authorized 0 issued at 09/30/25; 700 issued at 12/31/24.	-	17,500
Series NMC Preferred Stock, no par value; 7,100,000 authorized 6,900,000 issued at 09/30/25; 6,900,000 issued at 12/31/24.	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 4,554,776,842 issued at 09/30/25; 4,347,776,842 issued at 12/31/24.	3,913,135	3,887,635
Additional paid-in capital	254,788,294	254,646,029
Accumulated deficit	(4,595,851)	(4,470,302)
Other comprehensive gain/(loss)	-	-
Total stockholders' equity (deficit)	$427,275,682	$427,080,466

Total liabilities and stockholders' equity (deficit)	$432,297,889	$432,256,954

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	9/30/2025	9/30/2024	9/30/2024	9/30/2024
Revenue
Mineral Sales & Services	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit (Loss)	-	-	-	-
		-
Other income	-	-	-	-
Total Income (Loss)	$-	$-	$-	$-
		-
Expenses		-
Accounting & Auditing	$-	$4,062	$2,000	$4,062
Bank Charges	75	35	180	120
Business Promo	1,660	3,827	13,285	3,827
Business Travel	5,595	1,265	9,292	6,092
Communications	387	165	469	472
Depreciation & Amortization	-	-	-	121,648
Filings & Corp Cleaning	6,963	809	24,605	16,263
Legal And Professional	45,600	45,600	136,800	143,800
Market Related	-	-	3,000	3,780
Office & Insurance Expense	13,503	263	41,131	1,811
Postage & Shipping	-	-	67	27
Project Development	-	337	-	337
Storage	-	500	-	500
Supplies	-	274	489	658
Transfer Agent	949	600	2,828	1,500
Web & Computer Services	540	439	1,762	2,493
Total Expenses	$75,272	$58,176	$235,908	$307,390
Operating Income (Loss)	$(75,272)	$(58,176)	$(235,908)	$(307,390)
		-
Other Income / (Expenses)		-
Other (Non-operating) income	$117,500	$-	$117,500	$768,378
Other (Non-operating) expense	-	-	-	-
Interest Expense	-	-	-	-
Interest Income	-	-	-	-
Unrealized gain (loss)	(17,640)	-	(7,140)	-
	-	-
Income Before Taxes	$24,588	$(58,176)	$(125,548)	$460,988
Income Tax Expense	-	-	-	-
	-	-
Net Income (Loss)	$24,588	$(58,176)	$(125,548)	$460,988

Earnings per share	0.000005	(0.000014)	(0.000030)	0.000104
Earnings per share (fully diluted)	0.000002	(0.000014)	(0.000030)	0.000050

See accompanying notes to consolidated financial statements.

MineralRite Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ending
	9/30/2025	9/30/2024
Cash Flows from Operating Activities
Net income	$(125,548)	$460,988
Depreciation and amortization	-	121,648
Stock-based compensation expense	-	-
Unrealized (gain) loss on investments	7,140	-
(Gain) Loss on extinguishment of debt	(117,500)	(883,054)
Deferred income taxes	-	-
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in inventory	-	-
Increase (decrease) in accounts payable	(8,859)	(1,010)
Other adjustments, net	(2,700)	-
Net cash provided by (used in) operating activities	$(247,467)	$(301,428)

Cash Flows from Investing Activities
Purchases of property and equipment	$(19,558)	$(240,000)
Proceeds from sale of property and equipment	-	-
Purchases of marketable securities	(25,500)	-
Proceeds from sale of marketable securities	-	-
Net cash provided by (used in) investing activities	$(45,058)	$(240,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$25,500	$543,529
Proceeds from issuance of preferred stock	294,000	-
Proceeds from option/warrant premiums	1,265	-
Proceeds from issuance of debt	-	-
Repayments of debt	(25,222)	-
Payment of dividends	-	-
Net cash provided by (used in) financing activities	$295,543	$543,529

Net Change in Cash
Net increase (decrease) in cash and cash equivalents	$3,018	$2,101
Cash and cash equivalents at beginning of period	10,457	7,637
Cash and cash equivalents at end of period	$13,475	$9,738

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Changes in Shareholder Equity

Unaudited

	For the Nine Months Ending
	9/30/2025		9/30/2024
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	4,347,776,842	$3,887,635	4,357,321,532	$3,887,635
Common Stock Sales (Reclamation) for the Period	17,000,000	25,500	(9,544,690)	-
Conversion of Series C Preferred (non-cash)	70,000,000	-	-	-
Conversion of Series D Preferred (non-cash)	120,000,000	-	-	-
Ending Common Stock Amount	4,554,776,842	$3,913,135	4,347,776,842	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	-	-	-	-
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	-	-	-	-
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	8,249	$499,485	6,050	$70,005
Series C Stock Sales for the Period	1,605	191,500	1,950	543,529
Conversion of Series C Preferred into Common (non-cash)	(175)	(21,000)	-	-
Ending Series C Preferred Stock Amount	9,679	$669,985	8,000	$613,534

Beginning Series D Preferred Stock Amount	700	$17,500	-	$-
Series D Stock Sales for the Period	4,100	102,500	-	-
Conversion of Series D Preferred into Common (non-cash)	(4,800)	(120,000)	-	-
Ending Series D Preferred Stock Amount	-	$-	-	$-

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	-	$-
Series NMC Stock Sales for the Period	-		-	-
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	-	$-

Ending Total Stock Amount		$177,083,239		$4,501,288

Beginning Additional Paid-in-capital		$254,646,029		$-
Excess from Series NMC (Fair Value over Par)		-		-
Conversion of Series C Preferred into Common (non-cash)		21,000		-
Conversion of Series D Preferred into Common (non-cash)		120,000		-
Conversion of Obligations into Warrants (3(a)9)		-		-
Option Premiums (Consultants)		1,265		-
Ending Additional Paid-in-capital		$254,788,294		$-

Beginning Accumulated Earnings (Deficit)		$(4,470,303)		$(4,867,064)
Net Income for the Period		(125,548)		460,988
Ending Accumulated Earnings (Deficit)		$(4,595,851)		$(4,406,076)

Total Stockholders' Equity (Deficit)		$427,275,682		$95,212

The accompanying notes are an integral part of these financial statements

MineralRite Corporation and Subsidiaries

Notes to Financial Statements

September 30, 2025

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

In December 2024, the Company launched a Regulation D Rule 506(c) private placement offering of its Series D Convertible Preferred Stock to accredited investors, further strengthening its financial position.

In December 2024, the Company also completed the acquisition of two subsidiaries from NMC, Inc., (i) California Precious Metals LLC (“California Precious Metals”) and (ii) Peeples, Inc. (“Peeples”). In connection with these acquisitions, the Company issued 6.9 million shares of Series NMC $25 Convertible Preferred Stock, along with 6.9 million warrants to purchase the same, as consideration for the business combination valued at $432 million.

California Precious Metals held and still holds two mineral leases without infrastructure or business plans and was accounted for as an asset acquisition. Peeples Inc. held and still holds one mineral lease, valuable mine tailings, detailed processing methodologies and workforce attributes, qualifying it as a business under ASC 805 and therefore was accounted for as a business combination.

The Company assigned a fair value of $0 to the California Precious Metals acquisition and $432 million to the previously processed mine tailings (chattel) of the Peeples acquisition. This valuation reflects the total fair value of the business based on a combination of market-based and income-based approaches and is not based on mineral reserve estimates. The Company will refine its purchase price allocation (PPA) in accordance with ASC 805 and disclose any adjustments in future filings.

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

(8) Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with ASC 330. As of the reporting date, the Company holds inventory primarily in the form of tailings and other precious metal recovery materials, which are classified as previously processed mine tailings (chattel).

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

No goodwill was recognized in connection with these acquisitions.

As of the reporting date, all properties are considered non-depreciable, and no depletion or amortization has been recorded.

Net Assets Acquired

Assets and Liabilities Recognized	Gross Carrying Amount	Accumulated Depreciation	Amount
Previously processed mine tailings classified as chattel (personal property) including mineral lease, mine plan, permitting and technical documentation	$432,000,000	$0	$432,000,000
Peeples - Mineral lease comprising 377.11 acres – exploratory leases (no separate consideration paid)	$0	$0	$0
California Precious Metals – exploratory leases (no separate consideration paid)	$0	$0	$0
Goodwill	$0	$0	$0
Total	$432,000,000	$0	$432,000,000

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

●	California Precious Metals, a wholly owned subsidiary, holds two mineral leases administered by the U.S. Bureau of Land Management (BLM). These leases are renewable annually. The original annual lease cost was estimated to be less than $5,000 per year; and the 2025 renewal cost for the leases, which was paid in August, actually cost the company only $3400. Due to the presence of known mineralization and the Company’s intent to evaluate and potentially develop the properties, related lease payments are capitalized as exploration costs.

●	Peeples, a wholly owned subsidiary, holds a long-term (20-year) mineral lease with the State of Arizona. As of the reporting date, the lease is in the final stages of being updated and re-execution. The original anticipated annual lease cost was estimated to be approximately $7,500; but it appears that the new lease, which is in the process of being finalized, has raised that figure to approximately $8,386. Upon finalization, future payments under this lease will likewise be capitalized as part of the Company’s mineral property asset base, as the lease covers land with known mineralization and is intended for development and production.

As of the reporting date, the Company has not recognized ROU assets or lease liabilities under ASC 842, as these arrangements are not considered operating or financing leases under that guidance. Instead, they are accounted for as mineral property interests subject to capitalization.

(12) Debt / Notes Payable

The Company had four outstanding promissory notes with an aggregate principal balance of $117,500, all of which were issued between 2012 and 2021 by prior management. These notes were issued to unaffiliated third parties, contain no stated maturity extensions, and have been inactive — meaning no payments, demands, or creditor contact — for many years.

Based on advice of legal counsel, all four promissory notes are now time-barred from collection. Pursuant to the applicable statutes of limitation governing debt enforcement, and in the absence of any tolling agreements, waivers, or renewed creditor activity, management has concluded that these instruments are legally unenforceable as of the reporting date.

Consistent with the requirements of ASC 405-20-40-1(b), the Company derecognized the full outstanding balances of these liabilities in the third quarter of 2025. The corresponding gain on extinguishment was recognized in other income and disclosed in the Company’s Q3 financial statements.

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

Stockholders’ Equity, Conversion Rates, Weighted Voting

The information which follows details the present shareholder structure of the Company and supplements the information contained in the Stockholder’s Equity section of the Company’s financial statements.

Equity Capital Structure (as of the reporting date)

Security	Authorized Shares	Outstanding Shares	Par Value	CUSIP	Conversion Terms	Voting Rights
Common Stock	20,000,000,000	4,554,776,842	No Par	60314D106	N/A	1 vote per share
Preferred Series A	105,000	105,000	No Par	60314D205	Non-convertible	3,000 votes per share
Preferred Series B	33,000	13,500	No Par	60314D304	1 share = 1,000 common shares	1,000 votes per share
Preferred Series C	100,000	9,679 shares + 2,750 warrants	No Par	60314D403	1 share = 400,000 common shares	400,000 votes per share
Preferred Series D	35,000	0	$25	60314D502	1 share = 25,000 common shares	25,000 votes per share
Preferred Series NMC	7,100,000	6,900,000 shares + 6,900,000 warrants	$25	60314D601	1 share = 500 common shares	500 votes per share
Undesignated Preferred	42,627,000	0	No Par	N/A	Not yet designated	Not applicable

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

Net Income (Loss) for the Reporting Period

The Company posted a net income of $24,588 for the quarterly reporting period, resulting from the derecognition of legacy obligations and other non-operating activities; and a net loss of $125,548 for the year-to-date reporting period. The Company posted a net loss of $58,176 for the quarterly reporting period one year ago; and a net income of $460,988 for the year-to-date reporting period one year ago, generated from the derecognition of legacy obligations.

When calculating earnings per share, in accordance with ASC 260-10-45-11, income available to common stockholders (Net Income Attributable to Common Stockholders) is reduced by:

●	Dividends declared during the period on preferred stock (whether paid or unpaid), and

●	Dividends accumulated for the period on cumulative preferred stock, whether declared or not.

The Company’s Series A Preferred Stock is cumulative, accruing dividends at an annual rate of $0.10 per share. Although no dividends were declared during the current reporting period or the comparable period of the prior year, accrued dividends of $2,625 per quarter (based on 105,000 outstanding Series A preferred shares) are deducted from net income or loss in determining Net Income (Loss) Attributable to Common Stockholders.

After accounting for the $2,625 in accrued dividends reserved for the holders of the Company’s Series A Preferred Stock, the Company reported Net Income Attributable to Common Stockholders of $21,963 for the current quarterly reporting period compared to a Net Loss Attributable to Common Stockholders of $60,801 for the same quarterly period one year ago.

After accounting for the $7,875 in accrued dividends reserved for the holders of the Company’s Series A Preferred Stock, the Company reported a Net Loss Attributable to Common Stockholders of $133,423 for the year-to-date reporting period compared to Net Income Attributable to Common Stockholders of $453,113 for the same year-to-date period one year ago.

Weighted Average Number of Share Calculations

Basic earnings per share (EPS) is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted-Average Number of Common Shares Outstanding during the period. The Weighted-Average Number of Common Shares Outstanding is determined by weighting each change in the number of outstanding shares by the portion of the reporting period that the shares were actually outstanding, based on the actual number of days between issuance or cancellation dates.

During the reporting periods, the Company issued shares of its common stock as follows:

Date	Description	Shares Issued	Consideration Received / Purpose	Day Weighting
01/01/2024	SHARE BALANCE	4,357,321,532		91 days
04/01/2024	SHARE BALANCE	4,357,321,532		77 days
06/17/2024	Shares reclaimed	(9,544,690)	Pursuant to SEC -v Keener (1:20-cv-21254-BB)	14 days
6/30/2024	SHARE BALANCE	4,347,776,842		92 days
9/30/2024	SHARE BALANCE	4,347,776,842
2024 YTD WEIGHTED AVERAGE		4,353,621,761
2024 Q-3 WEIGHTED AVERAGE		4,347,776,842

01/01/2025	SHARE BALANCE	4,347,776,842		90 days
04/01/2025	SHARE BALANCE	4,347,776,842		35 days
05/06/2025	Issuance of common shares in exchange for CRTD shares	17,000,000	Investment in equity securities	44 days
06/19/2025	Conversion of 4,000 Series D Preferred Shares	100,000,000	Non-cash conversion, per terms of Series D	12 days
6/30/2025	SHARE BALANCE	4,464,776,842		46 days
8/16/2025	Conversion of 125 Series C Preferred Shares	50,000,000	Non-cash conversion, per terms of Series C	34 days
9/19/2025	Conversion of 800 Series D Preferred Shares	20,000,000	Non-cash conversion, per terms of Series D	11 days
9/30/2025	Conversion of 50 Series C Preferred Shares	20,000,000	Non-cash conversion, per terms of Series C	1 day
9/30/2025	SHARE BALANCE	4,554,776,842
2025 YTD WEIGHTED AVERAGE		4,404,465,487
2025 Q-3 WEIGHTED AVERAGE		4,492,602,929

Basic Earnings Per Share (EPS) Calculations

Current Quarterly Reporting Period (Q3 2025)

At the beginning of the quarterly reporting period, the Company had 4,464,776,842 shares of common stock outstanding. As of the reporting date, the Company had 4,554,776,842 shares of common stock outstanding. During the quarterly reporting period, the Company issued 90,000,000 shares of common stock through conversions of preferred shares. The Weighted Average Number of Common Shares Outstanding for the quarterly reporting period was 4,492,602,929. The Net Income Attributable to Common Stockholders for the quarterly reporting period is $21,963, and the Basic Earnings Per Share for the quarterly reporting period is $0.000005.

Current Year-to-Date Reporting Period (YTD 2025)

At the beginning of the year-to-date reporting period, the Company had 4,347,776,842 shares of common stock outstanding. As of the reporting date, the Company had 4,554,776,842 shares of common stock outstanding. During the year-to-date period, the Company issued 207,000,000 shares of common stock, primarily through exchanges and conversions of preferred stock. The Weighted Average Number of Common Shares Outstanding for the year-to-date reporting period was 4,404,465,487. The Net Loss Attributable to Common Stockholders for the year-to-date reporting period is $133,423, and the Basic Loss Per Share for the year-to-date reporting period is $(0.000030).

Prior-Year Quarterly Reporting Period (Q3 2024)

At the beginning of the quarterly reporting period one year ago, the Company had 4,347,776,842 shares of common stock outstanding. As of the reporting date one year ago, the Company also had 4,347,776,842 shares of common stock outstanding. No changes in the number of common shares occurred during the quarter. The Weighted Average Number of Common Shares Outstanding for that quarterly reporting period was 4,347,776,842. The Net Loss Attributable to Common Stockholders for the quarterly reporting period one year ago is $60,801, and the Basic Loss Per Share for that quarterly reporting period is $(0.000014).

Prior-Year Year-to-Date Reporting Period (YTD 2024)

At the beginning of the year-to-date reporting period one year ago, the Company had 4,357,321,532 shares of common stock outstanding. As of the reporting date one year ago, the Company had 4,347,776,842 shares of common stock outstanding. During the year-to-date period, the Company reclaimed 9,544,690 shares of common stock pursuant to SEC v. Keener (1:20-cv-21254-BB). The Weighted Average Number of Common Shares Outstanding for the year-to-date reporting period was 4,353,621,761. The Net Income Attributable to Common Stockholders for the year-to-date reporting period one year ago is $453,113, and the Basic Earnings Per Share for the year-to-date reporting period one year ago is $0.000104.

Fully Diluted Earnings Per Share (EPS) Calculations

To calculate fully diluted earnings per share, the Company uses the If-Converted Method for convertible instruments and the Treasury Stock Method for options, warrants and similar rights, using the period’s average market price (ASC 260-10-45 and related guidance). This methodology adds to the Weighted Average Shares Outstanding the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (stock, contractual rights (options), warrants and debt), with the further assumptions that all funds received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share for the period in order to offset and minimize the dilution effects (i.e. the net dilution).

 As of the reporting date, the Company has four (4) Series of preferred shares that are convertible into common stock (Series B, C, D and NMC), and one that is not (Series A). Additionally, the Company has issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements). The Company has also issued warrants (Series C warrants) in conjunction with the conversion of legacy convertible obligations, including the interest and penalties associated therewith, and has issued warrants in conjunction with issuance of two series of its preferred shares (Series D and Series NMC).

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

Fully Diluted Earnings Per Share (EPS) for the Quarterly Reporting Period

As of the quarterly reporting date, the Company had issued four (4) Series of Preferred Stock that are convertible into common stock (Series B, C, D and NMC) and one that is not (Series A).

The Company had also issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements). Funds in the amount of $362,520 are required to be paid to the Company for the holders of those contractual rights (options) to exercise their contractual rights (options).

The Company had also issued warrants (Series C warrants) in conjunction with the conversion of the principal amount of $137,499 in convertible obligations plus interest and penalties associated therewith. No funds are required from the warrant holders to exercise those warrants.

The Company had also issued warrants (Series D warrants) in conjunction with the sale of shares pursuant to the Company’s Regulation D Rule 506(c) offering. Funds in the amount of $120,000 are required to be paid to the Company from the warrant holders to exercise those warrants.

In the table below, columns one, SERIES, and column two, QUANTITY OUTSTANDING, details the series name and type of security of each of the stocks, options, and warrants, and the quantity of each that the Company had outstanding as of the reporting date. Column three details the CONVERSION RATE, if applicable, for each security. Column four, COMMON SHARES AFTER CONVERSION, details the quantity of common shares that each security could convert into. Column five, FUNDS REQUIRED UPON CONVERSION, details the funds that the holders would have to pay to the Company, if any, to effectuate the conversion of each security into shares of common stock. Therefore, this table details the total number of common shares that could be outstanding if each of the holders were to convert the shares, contractual rights (options) and warrants they hold into common stock, upon paying to the Company all funds necessary to effectuate the conversion.

The table below shows that upon the payment of the $103,982,520 required to convert all of the contractual rights (options) and warrants into common stock, then the total number of shares of common stock issued and outstanding could grow from its present level of 4,554,776,842 shares to 17,474,276,842 shares.

Fully Diluted Number of Shares Outstanding Upon Conversion for the Quarterly Reporting Period

SERIES	QUANTITY OUTSTANDING	CONVERSION RATE	COMMON SHARES AFTER CONVERSION	FUNDS REQUIRED UPON CONVERSION
A (STOCK)	105,000	-	-
B (STOCK)	13,500	1,000	13,500,000
C (STOCK)	9,679	400,000	3,871,600,000
C (WARRANTS) NOTE 1	2,750	400,000	1,100,000,000	$-
C (OPTIONS) NOTE 2	2,286	400,000	914,400,000	$362,520
D (STOCK)	0	25,000	0
D (WARRANTS)	4,800	25,000	120,000,000	$120,000
NMC (STOCK) NOTE 3	6,900,000	500	3,450,000,000
NMC (WARRANTS)	6,900,000	500	3,450,000,000	$103,500,000
COMMON	4,554,776,842	1	4,554,776,842
		TOTAL	17,474,276,842	$103,982,520

NOTE 1: The Company and the holder are presently engaged in discussions regarding potential modifications to the terms of these warrants. The proposed changes under consideration include adjustments to the exercise price, expiration provisions, and the number of shares issuable upon exercise. No definitive agreement has been reached as of the reporting date.

NOTE 2: The contractual rights that the Company has issued under various independent contractor and other agreements operate in the same manner as an option; however, it is the Company’s position that they do not qualify as securities. Their issuance was related to the recipients’ compensation arrangements (qualifying them as employee-type stock options), and the terms were privately negotiated between the parties for commercial purposes (thereby qualifying them as bespoke).

NOTE 3: The Company’s Series NMC Convertible Preferred Stock is subject to a sinking-fund provision that provides the Company the right, but not the obligation, to redeem a specified number of Series NMC Preferred shares from time to time, in accordance with terms mutually agreed upon with the holders. The purpose of this provision is to permit the Company to manage its capital structure proactively by repurchasing outstanding preferred shares and thereby limiting future dilution that could otherwise occur upon conversion of those shares into common stock.

The establishment and activation of the sinking-fund redemptions are at the discretion of the Company’s Board of Directors and may be implemented periodically based on available capital resources, market conditions, and the Company’s broader capital-management objectives. No sinking-fund redemptions were executed during the reporting period, and no liability has been recorded as of the reporting date.

To calculate fully diluted earnings per share, the Company uses the If-Converted Method for convertible instruments and the Treasury Stock Method for options, warrants and similar rights, using the period’s average market price (ASC 260-10-45 and related guidance). This methodology adds to the Weighted Average Shares Outstanding for the quarterly reporting period, calculated above to be 4,492,602,929, to the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (stock, contractual rights (options), warrants and debt), with the further assumption that all funds received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share in order to offset and minimize the dilution effects (i.e. the net dilution). ASC 260-10-45-27(a) specifies that the average market price used in diluted earnings per share calculations is the time-weighted arithmetic average of daily market prices, not a volume-weighted average and not a single point-in-time value. SEC Staff Accounting Bulletin (SAB) Topic 4.D and the AICPA Audit and Accounting Guide — “Stock Compensation,” §7.92 both clarify that the “average market price during the period” is generally computed using the average of daily market closing prices, as the closing price represents the most objective and consistently reported measure of the market’s valuation for each trading day.

The potential dilution from the conversion of the Series B preferred stock is 13,500,000; from the Series C preferred stock is 3,871,600,000; and from the Series NMC preferred stock is 3,450,000,000. The potential dilution from the conversion of the Company’s Series B, C and NMC is 7,335,100,000.

The potential dilution from the conversion of the Series C contractual rights (options) is 914,400,000 shares, but this would be offset by using the $362,520 required to effectuate that conversion to purchase 73,652,987 shares at the average price of $0.004922 per share for the quarterly reporting period. The net dilution would therefore be 840,747,013 shares for the quarterly reporting period.

The potential dilution from the conversion of the Series C warrants is 1,100,000,000 shares, and there would be no offset since there is no payment required to effectuate conversion. As such, the net dilution would be 1,100,000,000 shares.

The potential dilution from the conversion of the Series D warrants is 120,000,000 shares, but this would be offset by using the $120,000 required to effectuate that conversion to purchase 24,380,333 shares at the average price of $0.004922 per share for the quarterly reporting period. The net dilution would therefore be 95,619,667 shares for the quarterly reporting period.

The Series NMC warrants are anti-dilutive under the Treasury Stock Method for this period; assumed proceeds at the average price would repurchase more shares than the number issuable, yielding zero incremental shares.

In summary, the Company posted $21,963 Net Income Attributable to Common Stockholders for the quarterly reporting period. The Weighted Average Number of Shares Outstanding was 4,492,602,929. To calculate Fully Diluted Earnings Per Share, the dilution from the Series B, C and NMC preferred stock of 7,335,100,000, the net dilution from the Series C contractual rights (options) of 840,747,013, the net dilution from Series C warrants of 1,100,000,000, and the net dilution from Series D warrants of 95,619,667 must be added to arrive at an Adjusted Weighted Average Shares Outstanding. The Adjusted Weighted Average Shares Outstanding for the quarterly reporting period is 13,864,069,609.

Fully Diluted Earnings Per Share is calculated by dividing Net Income Attributable to Common Stockholders, (previously calculated to be $21,963), by the Diluted Weighted-Average Shares Outstanding (previously calculated to be 13,864,069,609); the result of which is $0.000002 for the quarterly reporting period.

Fully Diluted Earnings Per Share (EPS) for the Year-to-Date Reporting Period

When a Company posts a loss, it does not include potentially dilutive securities in its Earnings Per Share calculations; rather, it sets Fully Diluted Earnings Per Share equal to Basic Earnings Per Share. Therefore, for the year-to-date reporting period, Fully Diluted Earnings Per Share is de facto set to equal Basic Earnings Per Share which was calculated to be a loss of $0.000030 per share.

Fully Diluted Earnings Per Share (EPS) for the Quarterly Reporting Period One Year Ago

When a Company posts a loss, it does not include potentially dilutive securities in its Earnings Per Share calculations; rather, it sets Fully Diluted Earnings Per Share equal to Basic Earnings Per Share. Therefore, for the quarterly reporting period, Fully Diluted Earnings Per Share is de facto set to equal Basic Earnings Per Share which was calculated to be a loss of $0.000014 per share.

Fully Diluted Earnings Per Share (EPS) for the Year-to-Date Reporting Period One Year Ago

As of the reporting date one year ago, the Company had issued two (2) Series of preferred shares that are convertible into common stock (Series B and C) and one that is not (Series A).

The Company had also issued contractual rights (which act like options, and for the purposes of these calculations will be treated like options even though the Company does not believe that they qualify as a security by virtue of the fact that their issuance was related to the individuals’ compensation agreements and the terms of the contractual rights were negotiated privately between the parties for commercial purposes, thereby qualifying them as bespoke) to some of its funders and to its key personnel (as part of their independent contractor employment or other agreements). Funds in the amount of $393,580 are required to be paid to the Company for the holders of those contractual rights (options) to exercise their contractual rights (options).

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

The table below shows that upon the payment of the $393,580 required to convert all of the contractual rights (options) and warrants into common stock, then the total number of shares of common stock issued and outstanding could grow from its present level of 4,347,776,842 shares to 9,954,876,842 shares.

Fully Diluted Number of Shares Outstanding Upon Conversion for the YTD Reporting Period One Year Ago
SERIES	QUANTITY OUTSTANDING	CONVERSION RATE	COMMON SHARES AFTER CONVERSION	FUNDS REQUIRED UPON CONVERSION
A (STOCK)	105,000	-	-
B (STOCK)	13,500	1,000	13,500,000
C (STOCK)	8,000	400,000	3,200,000,000
C (WARRANTS) NOTE 1	2,750	400,000	1,100,000,000	$-
C (OPTIONS) NOTE 2	3,234	400,000	1,293,600,000	$393,580
COMMON	4,347,776,842	1	4,347,776,842
		TOTAL	9,954,876,842	$393,580

NOTE 1: The Company and the holder are presently engaged in discussions regarding potential modifications to the terms of these warrants. The proposed changes under consideration include adjustments to the exercise price, expiration provisions, and the number of shares issuable upon exercise. No definitive agreement has been reached as of the reporting date.

NOTE 2: The contractual rights that the Company has issued under various independent contractor and other agreements operate in the same manner as an option; however, it is the Company’s position that they do not qualify as securities. Their issuance was related to the recipients’ compensation arrangements (qualifying them as employee-type stock options), and the terms were privately negotiated between the parties for commercial purposes (thereby qualifying them as bespoke).

To calculate fully diluted earnings per share, the Company uses the If-Converted Method for convertible instruments and the Treasury Stock Method for options, warrants and similar rights, using the period’s average market price (ASC 260-10-45 and related guidance). This methodology adds to the Weighted Average Shares Outstanding for the year-to-date reporting period, calculated above to be 4,353,621,761, to the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (stock, contractual rights (options), warrants and debt), with the further assumption that all funds received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share in order to offset and minimize the dilution effects (i.e. the net dilution). ASC 260-10-45-27(a) specifies that the average market price used in diluted earnings per share calculations is the time-weighted arithmetic average of daily market prices, not a volume-weighted average and not a single point-in-time value. SEC Staff Accounting Bulletin (SAB) Topic 4.D and the AICPA Audit and Accounting Guide — “Stock Compensation,” §7.92 both clarify that the “average market price during the period” is generally computed using the average of daily market closing prices, as the closing price represents the most objective and consistently reported measure of the market’s valuation for each trading day.

The potential dilution from the conversion of the Series B preferred stock is 13,500,000 and from the Series C preferred stock is 3,200,000,000. The potential dilution from the conversion of the Company’s Series B and C shares is 3,213,500,000.

The potential dilution from the conversion of the Series C contractual rights (options) is 1,293,600,000 shares, but this would be offset by using the $393,580 required to effectuate that conversion to purchase 908,960,739 shares at the average price of $0.000433 per share for the year-to-date reporting period one year ago. The net dilution would therefore be 384,639,261 shares for the year-to-date reporting period one year ago.

The potential dilution from the conversion of the Series C warrants is 1,100,000,000 shares, and there would be no offset since there is no payment required to effectuate conversion. As such, the net dilution would be 1,100,000,000 shares.

In summary, the Company posted $453,113 Net Income Attributable to Common Stockholders for the year-to-date reporting period one year ago. The Weighted Average Number of Shares Outstanding was 4,353,621,761. To calculate Fully Diluted Earnings Per Share, the dilution from the Series B and C preferred stock of 3,213,500,000, the net dilution from Series C contractual rights (options) of 384,639,261 and the net dilution from Series C warrants of 1,100,000,000 must be added to arrive at an Diluted Weighted-Average Shares Outstanding. The Adjusted Weighted Average Shares Outstanding for the year-to-date reporting period one year ago is 9,051,761,022.

Fully Diluted Earnings Per Share is calculated by dividing Net Income Attributable to Common Stockholders, (calculated herein to be $453,113), by the Diluted Weighted-Average Shares Outstanding (calculated herein to be 9,051,761,022); the result of which is $0.000050 for the year-to-date reporting period one year ago.

EPS Calculation Summary Table

Period	Net Income (Loss) Attributable to Common Stockholders	Weighted Average Shares Outstanding	Basic EPS	Fully Diluted Weighted- Average Shares Outstanding	Fully Diluted EPS
For the quarterly period ending:
9/30/2025	$21,963	4,492,602,929	$0.000005	13,864,069,609	$0.000002
9/30/2024 Note 1	$(60,801)	4,347,776,842	$(0.000014)	N/A	$(0.000014)
For the year-to-date period ending:
9/30/2025 Note 1	$(133,423)	4,404,465,487	$(0.000030)	N/A	$(0.000030)
9/30/2024	$453,113	4,353,621,761	$0.000104	9,051,761,022	$0.000050

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

Investments in Marketable Securities

As of the reporting date, the Company held restricted, marketable equity securities that are classified as trading securities and carried at fair value based on Level 1 inputs. These securities are marked to market at each reporting date, with unrealized gains and losses recognized in Other Income (Expense) in the Statement of Operations. As of the reporting date, the fair value of these securities was $18,360, and the Company recorded an unrealized loss of $17,640 during the period.

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

(19) Related Party Transactions (ASC 850)

The Company has evaluated its transactions and relationships for the current reporting period and determined that no related party transactions required disclosure under ASC 850, Related Party Disclosures. Specifically, there were no transactions with directors, executive officers, principal shareholders, or their affiliates that involved a material financial interest or that were outside the ordinary course of business during the reporting period. Additionally, no amounts were due to or from related parties as of the reporting date.

Subsequent to the reporting period, the Company completed a transaction involving a related party. See Note 20 for additional information.

(20) Subsequent Events (ASC 855)

The Company has evaluated events subsequent to the date of these financial statements, in accordance with ASC 855, Subsequent Events, and based on this evaluation, the Company identified the following non-recognized subsequent event:

●	Subsequent to the reporting period, an independent consultant and advisor to the Company—who regularly advises management but does not exercise control over the Company and is a beneficial owner of more than five percent of one or more classes of the Company’s stock—acquired all remaining unsold shares of the Company’s Regulation D, Rule 506(c) private placement of Series D Convertible Preferred Stock for total consideration of $1,380,000. The shares were purchased through two entities substantially owned and controlled by the consultant. Following the acquisition, the consultant converted the restricted Series D shares into restricted shares of common stock and continues to beneficially own more than ten percent of the Company’s outstanding common stock. Accordingly, the consultant’s resale of such shares is subject to the volume and manner-of-sale limitations of Rule 144 under the Securities Act of 1933.

This transaction is disclosed as a subsequent event because it occurred after the end of the reporting period and therefore did not exist as of the balance-sheet date.

No other subsequent events requiring disclosure were identified.

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

Throughout the quarter, management concentrated on the negotiation of several joint-venture agreements intended to establish the framework for future operational activities. The Company also continued to strengthen its corporate transparency, investor communications, and engagement with the financial industry—most notably through the filing and amendment of its Form 10 registration statement with the Securities and Exchange Commission, submitted in response to Staff comments.

Specific Highlights and Developments – Third Quarter 2025

During the third quarter of 2025, the Company achieved several important milestones that furthered its strategic, regulatory, and operational objectives:

1.	SEC Form 10 Filing Progress

The Company completed three rounds of responses to SEC Staff comment letters and is presently preparing its response to the fourth round. These actions represent continued progress toward obtaining “no-comment” status on the Company’s initial Form 10 registration.

2.	Skull Valley, Arizona Lease Activities

The Company continues to make steady progress towards finalizing the updated Peeples lease with the Arizona State Land Department. The Company:

○	has completed all requested modifications to the Mine Development Report (MDR) and are in the process of formal resubmission;

○	is actively negotiating the final reclamation bond requirements with the Arizona State Land Department;

○	is in the process of conducting a final review of all requisite insurance policies and establishing a date for binding of coverages;

○	is reviewing the draft of the lease agreement, which contains updated annual lease costs and related terms.

3.	FINRA Rule 15c2-11 Application Status

During the second quarter of 2025, the Company completed two rounds of responses to FINRA’s comments regarding its Rule 15c2-11 application, the approval of which will permit brokerage firms to publish active bid and ask quotations in the Company’s OTC-traded common stock, thereby removing the “unsolicited quotes only” restriction and restoring the Company to fully quoted status.

FINRA previously indicated that, before considering the restoration of fully quoted status, it wished for the Company to (i) either complete or formally terminate its Rule 506(c) Regulation D offering, and (ii) achieve no-comment status on its Form 10 registration statement with the Securities and Exchange Commission.

As reported in Note 20 – Subsequent Events, shortly after the close of the third quarter of 2025, the Company’s Regulation D offering was fully subscribed, satisfying FINRA’s first condition. As noted above, during the third quarter of 2025, the Company continued to address SEC Staff comments on its Form 10, representing the Company’s efforts to achieve FINRA’s second condition.

The Company believes that once its Form 10 achieves no-comment status, the Company will be positioned to advance to the next phase of FINRA’s process toward restoring fully quoted trading of its common stock.

4.	Regulation A+ Offering Strategy

During the third quarter of 2025, the Company continued to defer its plans to raise capital under a Regulation A+ or other offering. Management believes it is prudent to first achieve three critical milestones:

(i)	obtaining no-comment status from the Securities and Exchange Commission on the Company’s Form 10 registration statement;

(ii)	securing resolution of the FINRA quoting restriction on the Company’s common stock; and
(iii)	completing full execution of the updated Skull Valley lease.

In addition, management would like to see the market more accurately reflect the Company’s underlying asset value and operational progress in its stock price before undertaking a Regulation A+ or other capital raise. Management believes this approach will help minimize dilution and enhance long-term shareholder value.

5.	Strategic Joint Venture Developments

The Company continues to advance the completion of its Letter of Intent with the U.S. affiliate of an international mining joint-venture partner which was initially intended to focus solely on the Company’s mine tailings. However, the scope of that agreement has broadened as the parties identify additional areas of collaboration. The current draft contemplates not only the partner’s participation in the Skull Valley Project but also RITE’s potential involvement in the partner’s urban-mining initiatives and related projects.

In parallel, the Company is also working on a Letter of Intent with a separate group that specializes in environmental-asset development and sustainability-based project finance, which aligns closely with RITE’s broader ESG objectives and long-term environmental initiatives.

The two prospective joint-venture partners also have complementary capabilities and strategic synergies that are expected to create additional opportunities and operational efficiencies for RITE as those relationships develop.

While the Company continues to engage in preliminary discussions with several other potential strategic partners, these two proposed joint ventures are the only ones that have, to date, advanced beyond initial discussions into mutual framework development and active document preparation.

6.	Capital Formation and Management Commitment

The Company continues to receive funding through share purchases made by its consultants, who purchased the right to buy shares (bespoke options) when they entered into their consulting agreements with the Company. The consultants continue to exercise the bespoke options they previously acquired and are purchasing the Company’s Series C Convertible Preferred Shares. These activities reflect the commitment of the Company’s leadership team and its alignment with long-term shareholder interests.

As of the end of the reporting period, the Company’s Rule 506(c) Regulation D offering of Series D Convertible Preferred Shares was in the process of being fully subscribed. Subsequent to the quarter-end, these subscriptions were tendered and the offering was completed. All of the remaining shares were acquired by entities controlled by members of RITE’s advisory team — that is, the same consultants who also have been acquiring the Company’s Series C Convertible Preferred Shares through the exercise of their bespoke options.

The purchase of securities by these holders remains subject to Rule 144 holding-period restrictions and trading-volume limitations, and, upon conversion, these restrictions continue to apply to the resulting common shares.

7.	Share Reclamations

During the third quarter of 2025, the Company continued to advance its ongoing share-reclamation initiative, which is focused primarily on historical share issuances that occurred years ago in private, non-market transactions. This initiative originated from the comprehensive corporate cleanup undertaken after CEO Burgauer assumed control of RITE and reviewed the Company’s historical records. That review identified a number of legacy transactions that he determined did not meet reasonable standards of fairness and value, prompting the launch of a formal reclamation program.

In certain instances, shares had been issued for services that were never performed; in others, the number of shares issued was disproportionate to the value received, or conversion terms on prior debt instruments were found to be excessive or usurious. The objective of CEO Burgauer’s share-reclamation program is to ensure that share issuances by prior administrations were properly supported by fair value and to eliminate legacy dilution resulting from those that were not and could be corrected.

During the current fiscal quarter, legal documentation was executed to reclaim approximately 296 million shares, which are in the process of being returned to treasury. To date, the initiative has resulted in the reclamation of more than 300 million shares and the elimination of over one billion shares of potential dilution.

8.	Derecognition of Time Barred Obligations

During the third quarter of 2025, the Company completed a review of four outstanding promissory notes with an aggregate principal balance of $117,500, all of which had been issued by prior management between 2012 and 2021 to unaffiliated third parties. These notes contained no stated maturity extensions and have remained inactive for several years, with no payments, demands, or contact from the creditors.

Following consultation with legal counsel, management determined that all four instruments are now time-barred from collection under the applicable statutes of limitation governing debt enforcement. In the absence of any tolling agreements, waivers, or renewed creditor activity, the Company concluded that these obligations are legally unenforceable as of the reporting date.

In accordance with ASC 405-20-40-1(b), the Company derecognized the full outstanding balances of these liabilities in the third quarter of 2025. The corresponding gain on extinguishment of debt was recorded in other income and presented in the Company’s Q3 financial statements.

Results of Operations

The Company reported no operating revenue and a net income of $24,588 for the quarterly reporting period, resulting from the derecognition of legacy obligations and other non-operating activities; and a net loss of $125,548 for the year-to-date reporting period. Operating expenses primarily consisted of legal and professional fees, office and insurance expenses, and filings and corporate cleaning.

The Company reported no operating revenue and a net loss of $58,176 for the quarterly reporting period one year ago; and a net income of $460,988 for the year-to-date reporting period one year ago, resulting from the derecognition of legacy obligations. Operating expenses primarily consisted of depreciation and write-offs of assets, legal and professional fees, corporate cleanup and business travel.

Management expects that operating costs will remain fairly constant over the next few quarters. Management is presently focused on developing revenue streams from various business operations, securing strategic partnerships and financing the development of its recently acquired mineral assets.

Liquidity and Capital Resources

As of the reporting date, the Company had cash and cash equivalents of approximately $13,475; for the reporting date as of the close of the most recent fiscal year, the Company had cash and cash equivalents of approximately $10,458; and for the reporting date one year ago, the Company had cash and cash equivalents of approximately $9,738.

The Company’s current liabilities total approximately $5.02 million, primarily related to the assumed obligations from the recent acquisition of subsidiaries. While the Company has significant previously processed mine tailings (chattel), recorded at $432 million, these assets are not yet producing cash flow. The Company holds additional mineral leases from the BLM and the Arizona Land Department but carries those assets on its balance sheet at a value of zero ($0) until such time as the Company can obtain an SEC / JORC compliant reserve report. As of the close of the most recent fiscal year, the Company’s current liabilities totaled approximately $5.03 million.

The Company anticipates the need for additional funding to continue its operational and business development activities over the next twelve months. Management is actively pursuing potential financing options, including equity and debt financing, as well as strategic partnerships.

The Company had intended to engage in a Regulation A+ offering or other suitable form of financing in the second quarter of 2025, but the Company purposely chose to delay this activity until it completes three milestones: (i) reaching the “no-comment” stage with the SEC with regards to the Company’s Form 10; (ii) securing resolution over the FINRA quoting restriction; and (iii) completing full execution of the updated Skull Valley lease. The Company believes that this activity, or a suitable alternative financing, is likely to occur sometime during the upcoming quarters.

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

Outlook

Looking ahead to the next quarter, the Company’s near-term strategy will focus on the following key initiatives:

●	Finalizing the integration of its newly acquired mineral subsidiaries.

●	Advancing the evaluation and potential commercialization of the Company’s mineral assets.

●	Securing additional capital to fund ongoing operations and the next phase of asset development.

●	Completing documentation and engagement with various prospective joint-venture partners whose relationships are expected to expand the Company’s operational capabilities and strategic reach.

Management believes that the Company’s mineral asset base, combined with strategic planning, positions it for potential future revenue generation, although there can be no assurance as to the success or timing of such efforts.

Summary of Q3 2025 Results

●	The Company reported no operating revenues during the third quarter of 2025.

●	Operating expenses totaled approximately $75,272, offset by the derecognition of $117,500 time-barred obligations and an unrealized loss of $17,640 on the Company’s investment in the shares of CRTD.

●	The Company recorded a net loss of $24,588 for the quarter.

●	Cash balance at September 30, 2025, was $13,475.

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

During the year-to-date reporting period, the Company issued the following securities that were not registered under the Securities Act of 1933:

Series C Preferred Stock

●	From January 1, 2025, until March 31, 2025:

○	During the period, the Company issued an aggregate of three hundred forty (340) shares of Series C preferred stock to a total of six (6) holders, pursuant to the exercise of contractual rights acquired pursuant to a written consulting agreement, for the sum of twenty-eight thousand, eight hundred ($28,800) US dollars.

○	During the period, the Company received seven hundred forty ($740) US dollars in “premiums” from its independent contractor consultants for contractual purchase rights (bespoke options) to acquire Series C Preferred Stock. These rights were offered at the time the consultants’ agreements were executed, extended, or amended, with the exercise price set at the lowest trading price on the respective execution date. The consultants received no direct economic benefit from these rights and, instead, assumed additional financial costs and risks—including the option premium, conversion costs, and related restrictions. Their sole benefit is the ability to purchase the underlying shares before the rights expire.

●	From April 1, 2025, until June 30, 2025:

○	During the period, the Company issued an aggregate of eight hundred thirty-two (832) shares of Series C Preferred Stock to a total of three (3) holders, pursuant to the exercise of contractual purchase rights granted under written consulting agreements that had been issued in prior periods which entitled the holders to purchase Series C shares at a fixed price. The Company received one hundred thousand, two hundred ($100,200) US dollars in total cash proceeds in connection with these transactions. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as each transaction was privately negotiated and did not involve general solicitation or advertising. These purchasers were sophisticated parties with access to material information. The Company has historically relied on Rule 701 for similar consultant arrangements.

○	During the period, the Company issued seventeen million (17,000,000) shares of common stock to an unaffiliated third party in exchange for ninety thousand (90,000) restricted shares of Creatd, Inc. (Ticker Symbol: CRTD). This transaction was effectuated pursuant to the exemption provided by Section 4(a)(1) of the Securities Act. No cash proceeds were received by the Company; the sole consideration received was the fair market value of the CRTD shares.

○	During the period, the Company received two hundred ($200) US dollars in “premiums” from its independent contractor consultants for contractual purchase rights (bespoke options) to acquire Series C Preferred Stock. These rights were offered at the time the consultants’ agreements were executed, extended, or amended, with the exercise price set at the lowest trading price on the respective execution date. The consultants received no direct economic benefit from these rights and, instead, assumed additional financial costs and risks—including the option premium, conversion costs, and related restrictions. Their sole benefit is the ability to purchase the underlying shares before the rights expire.

●	From July 1, 2025, until September 30, 2025:

○	During the period, the Company issued an aggregate of four hundred thirty-three (433) shares of Series C Preferred Stock to a total of six (6) holders, pursuant to the exercise of contractual purchase rights granted under written consulting agreements that had been issued in prior periods which entitled the holders to purchase Series C shares at a fixed price. The Company received sixty-two thousand five hundred ($62,500) US dollars in total cash proceeds in connection with these transactions. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as each transaction was privately negotiated and did not involve general solicitation or advertising. These purchasers were sophisticated parties with access to material information. The Company has historically relied on Rule 701 for similar consultant arrangements.

○	During the period, the Company issued seventy million (70,000,000) shares of common stock upon the conversion of one hundred seventy-five (175) shares of Series C Preferred Stock on behalf of two (2) holders, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. The conversion occurred pursuant to the designation terms of the Series C Preferred Stock and involved no additional consideration. The restriction status of the Series C Preferred Stock was carried over to the newly issued common stock.

○	During the period, the Company received three hundred twenty-five ($325) US dollars in “premiums” from its independent contractor consultants for contractual purchase rights (bespoke options) to acquire Series C Preferred Stock. These rights were offered at the time the consultants’ agreements were executed, extended, or amended, with the exercise price set at the lowest trading price on the respective execution date. The consultants received no direct economic benefit from these rights and, instead, assumed additional financial costs and risks—including the option premium, conversion costs, and related restrictions. Their sole benefit is the ability to purchase the underlying shares before the rights expire.

Series D Preferred Stock

●	From January 1, 2025, until March 31, 2025:

○	During the period, the Company issued an aggregate of three thousand three hundred (3,300) shares of Series D preferred stock and three thousand three hundred (3,300) warrants to acquire additional shares of Series D preferred stock, to a total of two (2) holders, pursuant to a Regulation D Rule 506(c) offering, for the sum of eighty-two thousand five hundred ($82,500) US dollars.

●	From April 1, 2025, until June 30, 2025:

○	During the period, the Company issued one hundred million (100,000,000) shares of common stock upon the conversion of four thousand (4,000) shares of Series D Preferred Stock, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. The conversion occurred pursuant to the designation terms of the Series D Preferred Stock and involved no additional consideration. The restriction status of the Series D Preferred Stock was carried over to the newly issued common stock.

●	From July 1, 2025, until September 30, 2025:

○	During the period, the Company issued an aggregate of eight hundred (800) shares of Series D preferred stock and eight hundred (800) warrants to acquire additional shares of Series D preferred stock, to a total of two (2) holders, pursuant to a Regulation D Rule 506(c) offering, for the sum of twenty thousand ($20,000) US dollars.

○	During the period, the Company issued twenty million (20,000,000) shares of common stock upon the conversion of eight hundred (800) shares of Series D Preferred Stock, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. The conversion occurred pursuant to the designation terms of the Series D Preferred Stock and involved no additional consideration. The restriction status of the Series D Preferred Stock was carried over to the newly issued common stock.

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