Form 10-K
period 2025-12-31
MINERALRITE Corp
filed 2026-03-25
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there were 6,211,776,842 shares of Common Stock outstanding.

i

PART I

Item 1. Business

Overview

MineralRite Corporation (“MineralRite,” “RITE,” the “Company,” “we,” “us,” or “our”) is a Texas-based mineral and mine management and monetization company. The Company’s business model is focused on the acquisition, evaluation, development, and monetization of mineral assets, with an emphasis on previously processed tailings, above-ground materials, and other resource opportunities.

The Company’s strategy is to identify mineral assets that can be advanced through technical evaluation, regulatory compliance, and operational planning, and then monetized through production, joint ventures, project-level financing, or strategic transactions. The Company also maintains certain capabilities related to equipment and precious-metal transactions that may support its core mineral-asset activities.

The Company’s common stock trades on the OTCID tier under the symbol “RITE.” The Company qualifies as a smaller reporting company and an emerging growth company.

Corporate Background

MineralRite traces its origins to a Nevada corporation formed in 1996. Over time, the Company experienced several changes in control, business direction, and capital structure. In April 2021, the Company completed an F-reorganization merger and re-domiciled to the State of Texas.

In October 2023, a change in control occurred when current management acquired voting control and assumed operational leadership. Following this transition, management initiated a comprehensive restructuring of the Company’s accounting, capital structure, and business operations. Since that time, the Company has focused on restoring audited financial statements, re-establishing reporting compliance, resolving legacy regulatory matters, and developing a business model centered on mineral-asset development and monetization.

Reporting Status and Regulatory Milestones

During 2025, the Company completed and filed a registration statement on Form 10 in order to become a fully reporting company under the Securities Exchange Act of 1934. The Company has been working with the staff of the Securities and Exchange Commission to address comments and finalize the registration process.

During the year, the Company also achieved “penny stock exempt” status under applicable rules. In addition, the Company completed certain legacy regulatory and corporate-structure matters, including the resolution of a FINRA proceeding relating to the Company’s prior reorganization and the lifting of a cease-trade order in Alberta, Canada.

December 31, 2024, Strategic Acquisition

On December 31, 2024, the Company completed the acquisition of 100% of the equity interests of California Precious Metals LLC and Peeples, Inc., two wholly owned subsidiaries of NMC, Inc. This transaction represented a significant step in repositioning the Company toward mineral-asset development and recovery operations.

The acquisition included two mineral leases held by California Precious Metals LLC, as well as previously processed mine tailings and a mineral lease held by Peeples, Inc. The acquired set related to Peeples also included a written mine development plan, technical documentation, recovery methodologies, and industry relationships relevant to the advancement of the project.

Total consideration for the transaction consisted of 6.9 million shares of Series NMC $25 Convertible Preferred Stock and 6.9 million warrants to acquire additional shares. The aggregate transaction value was approximately $432 million, and the Company assumed approximately $5 million in liabilities. The acquisition of Peeples, Inc. was accounted for as a business combination under ASC 805, while the California Precious Metals LLC component was treated as an asset acquisition.

Post-Acquisition Development Activities

Following the acquisition, the Company undertook a series of steps to advance the acquired assets toward operational readiness. These efforts included the processing and renewal of the applicable state mineral lease, coordination of reclamation and insurance requirements, technical site reviews, and planning activities. The Company engaged consultants and technical specialists and completed the preparation of updated mine-development documentation. Certain of these activities were completed or finalized in January 2026 as subsequent events.

Core Business Focus

The Company’s primary operational focus is the advancement of the Skull Valley tailings project toward production. Management intends to bring the tailings materials into production through the engagement of third-party contractors to handle the physical movement and processing of materials, while the Company focuses on project management, technical oversight, and monetization.

In connection with this effort, the Company has engaged a Qualified Person (“QP”) to conduct a multi-phase technical evaluation and to prepare a Regulation S-K 1300 technical report covering the tailings and related mineral assets. The Company also expects to evaluate its other mineral properties under the S-K 1300 framework to determine their economic potential and appropriate development or monetization strategies.

Other Mineral Properties

In addition to the Skull Valley tailings, the Company holds other mineral properties, including additional acreage in the Skull Valley area and other mineral leases acquired in the NMC transaction. These properties are in the evaluation stage and are expected to be reviewed under Regulation S-K 1300 to determine their technical and economic viability.

Management intends to pursue monetization opportunities for these properties based on the results of technical evaluations and prevailing market conditions.

Equipment and Precious-Metal Transactions

The Company has acquired certain intellectual property, inventory, and related rights associated with a mining-equipment product line. At present, management does not consider equipment manufacturing or sales to be a primary operating focus. These assets are intended primarily as a strategic tool for identifying and engaging with traditional mining and mineral-processing opportunities and supporting project-development activities.

The Company has also established accounts with precious-metal refineries and has completed certain regulatory registrations required to engage in precious-metal transactions. As of the end of 2025, the Company had not yet commenced material transaction activity in this segment.

Organizational Structure

The Company conducts its operations through wholly owned subsidiaries, each of which is intended to hold specific mineral assets or project interests. This structure is designed to isolate project-level risks, facilitate financing arrangements, and allow for separate development or monetization strategies for individual properties.

Regulatory Environment

The Company operates in industries subject to federal, state, and local mining regulations, environmental and reclamation requirements, precious-metal dealer and refinery compliance rules, and securities laws governing public companies. The Company’s projects are also subject to technical reporting requirements under Regulation S-K 1300.

Competition

The Company competes with mining companies, mineral-processing operators, and resource-development firms. Competitive factors include access to mineral resources, capital availability, technical expertise, regulatory compliance, and the ability to advance projects to production. Because the Company is in a development stage, its competitive position depends largely on the successful advancement of its mineral assets and access to financing.

Personnel

The Company currently has no direct employees. Its operations are directed by its executive management and supported by consultants engaged through their respective consulting companies. Two principal consultants spend a significant portion of their time on Company business, including the Company’s President and Chief Executive Officer, and support the Company in technical, operational, and strategic matters. The Company expects its personnel structure to evolve as operating activities increase.

Principal Executive Offices

The Company’s principal executive offices are located at:

MineralRite Corporation

325 N. St. Paul Street, Suite 3100
Dallas, Texas 75201
(469) 881-8900

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties that could materially and adversely affect its business, financial condition, results of operations, and the market price of its securities. The following discussion summarizes certain principal risk factors, but does not purport to be a complete or exhaustive description of all risks facing the Company. Investors should carefully review the more detailed discussion of risk factors contained in the Company’s registration statement on Form 10, as amended, and in the Company’s other public filings with the Securities and Exchange Commission.

The Company is in a development stage and has not yet generated significant operating revenue. Its business model depends on the successful evaluation, development, and monetization of mineral assets, including previously processed tailings and other resource opportunities. There can be no assurance that these assets will prove economically recoverable or that the Company will be able to advance them to production on acceptable terms.

The Company requires additional capital to implement its business plan. Its ability to obtain financing on acceptable terms may be affected by market conditions, the Company’s financial position, the perceived value of its mineral assets, and other factors beyond its control. Future financings may result in substantial dilution to existing stockholders.

The Company’s operations depend heavily on a small number of key executives and consultants. The loss of one or more of these individuals, or the inability to retain or engage qualified technical and operational personnel, could adversely affect the Company’s ability to execute its business strategy.

The Company’s mineral assets are subject to technical, operational, environmental, and regulatory risks. Mineral projects are inherently uncertain and involve risks related to resource estimates, metallurgical performance, permitting, environmental compliance, reclamation obligations, and commodity price fluctuations. There can be no assurance that technical studies conducted under Regulation S-K 1300 will support economically viable production.

The Company operates in industries subject to extensive federal, state, and local regulation. Changes in environmental laws, mining regulations, precious-metal dealer requirements, or other regulatory frameworks could increase compliance costs, delay projects, or restrict operations.

The Company’s common stock may be subject to significant price volatility and limited liquidity. The market price of the Company’s securities may fluctuate due to a variety of factors, including general market conditions, financing activities, dilution from future issuances of equity or convertible securities, and developments related to the Company’s mineral assets.

The Company may pursue acquisitions, joint ventures, or other strategic transactions. Such transactions involve risks, including integration challenges, unexpected liabilities, and the possibility that anticipated benefits may not be realized.

General economic conditions, including inflation, interest-rate increases, commodity-price volatility, and disruptions in financial markets, could adversely affect the Company’s ability to raise capital, advance projects, or achieve profitability.

The foregoing summary highlights certain principal risks affecting the Company, but it does not attempt to describe every risk or uncertainty that could affect the Company’s business, financial condition, results of operations, cash flows, prospects, or the market price of its securities. Because the Company operates in a development stage and in industries involving mineral assets, technical uncertainty, commodity markets, regulatory oversight, and complex financing structures, its activities are subject to numerous additional risks and uncertainties. The following sections provide a more detailed discussion of the significant risks and uncertainties currently known to management that could materially adversely affect the Company.

An investment in the Company’s securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks occur, the Company’s business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected. In that event, the market price of the Company’s securities could decline, and investors could lose all or part of their investment.

The risks described below are not the only risks facing the Company. Additional risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair the Company’s business, financial condition, results of operations, cash flows, or prospects.

Risks Related to Our Financial Condition, Development Stage and Business Strategy

We are a development-stage company with limited operating revenues and no assurance of future profitability.

We are a development-stage company and may continue to incur losses unless and until we are able to successfully develop our business lines into sustained revenue-producing operations. Our current strategy contemplates mineral asset development, processing, equipment-related activities, precious metals trading, and other related initiatives, many of which have not yet matured into recurring revenues. There can be no assurance that our business model will be successfully implemented, that revenues will develop when expected, or that we will achieve profitability.

Our ability to continue as a going concern depends on our ability to obtain additional financing and generate future revenues.

We are in the early stages of implementing our current business strategy and have historically generated limited revenues from our present lines of business. Our ability to continue operations depends on our ability to raise additional capital, develop our mineral assets, commence or expand revenue-generating activities, and manage our obligations as they come due. We expect that substantial additional funding will be required for project development, permitting, technical work, mineral processing activities, metals trading activities, working capital, and general corporate purposes. If we are unable to obtain financing on acceptable terms, or at all, we may be required to delay, scale back, or abandon portions of our business plan, which could materially adversely affect our business and our ability to continue as a going concern.

Our strategy depends on successfully identifying, acquiring, developing and monetizing mineral assets.

A significant component of our strategy is based on the acquisition, enhancement, development and monetization of mineral assets, including mineral leases, mining claims and previously processed tailings. This strategy is inherently speculative and depends on our ability to identify attractive opportunities, negotiate favorable terms, maintain or improve title and lease status, obtain financing, perform technical and economic assessments, secure permits, and either develop the assets ourselves or monetize them through sales, processing, royalties, joint ventures, forward arrangements or other structures. If any of these elements fail, our strategy may not succeed.

Our multi-line business strategy increases execution risk and may strain our management, financial and operational resources.

Our current and planned activities span multiple lines of business, including mineral asset acquisition and development, tailings recovery, mineral processing, precious-metals trading, equipment-related activities and other adjacent opportunities. Pursuing several lines of business at once increases management complexity, may dilute focus, and requires expertise across technical, legal, regulatory, financial, operational and commercial disciplines. Our failure to manage this complexity could materially adversely affect our ability to execute our strategy.

We depend heavily on a small number of key personnel.

Our business presently depends to a significant extent on a limited number of executive and managerial personnel, and particularly on the continued services, judgment and relationships of our senior management. The loss of one or more of these individuals, or our inability to attract and retain additional qualified personnel, consultants, contractors or advisors, could materially adversely affect our ability to execute our business plan, complete financing activities, maintain regulatory compliance, advance technical work, or develop commercial relationships.

We may face challenges recruiting and retaining qualified technical, operational and professional personnel.

As our operations expand, we may need to recruit and retain additional qualified personnel, including engineers, geologists, metallurgists, mining specialists, financial professionals, compliance personnel and operational staff. Competition for skilled professionals in the mining, engineering, commodities and financial sectors can be intense, and suitable personnel may not be available when needed or may command higher compensation levels than anticipated. If we are unable to attract, retain and effectively manage qualified personnel or contractors, our ability to advance technical work, execute our business strategy, maintain regulatory compliance or operate efficiently could be materially adversely affected.

Our business plan depends in part on relationships with third parties, strategic partners, contractors and counterparties over whom we do not have full control.

We may rely on third parties for technical review, fieldwork, engineering, mining and processing support, equipment design or manufacture, logistics, commercial introductions, refinery access, off-take arrangements, and financing support. These third parties may not perform as expected, may fail to meet deadlines, may terminate their relationships with us, may become insolvent, or may be subject to competing priorities. Any failure, delay or dispute involving key third parties could materially adversely affect our operations or planned growth.

Risks Related to Our Mineral Assets and Mining Operations

Our mineral assets are exploratory in nature, are not in production, and may never become economically viable.

Our disclosed mineral properties are in the exploration stage, and we have stated that we have no current mining operations or revenues from those properties. We may never establish that any of our properties contain mineralization that can be economically recovered. Even if mineralization is present, there can be no assurance that we will be able to develop the properties into economically viable projects. Exploration-stage properties are inherently speculative and involve a high degree of uncertainty.

We are not currently disclosing mineral resources or mineral reserves for our properties, and future technical work may not support management’s expectations.

We have disclosed that additional qualified data is needed in order to support mineral resources or reserves under Regulation S-K 1300, and that technical review by qualified persons remains to be completed. Historical information, management belief, site familiarity or legacy documentation may not ultimately support a modern technical conclusion favorable to us. Future technical studies, fieldwork, sampling, metallurgical testing or qualified person review could conclude that one or more properties contain less recoverable value than we presently expect, require more capital than anticipated, or should not be advanced at all.

Mining, tailings recovery and mineral processing operations involve substantial technical, operating and geological risks.

Mining and mineral recovery activities are subject to numerous inherent risks, including uncertain geology, variability in grade and recovery, metallurgical complexity, failures of assumptions, adverse weather, equipment breakdowns, process inefficiencies, contractor failures, transportation interruptions, labor constraints, accidents, and environmental incidents. Previously processed tailings also present unique challenges, including uncertain recoverable content, variable material characteristics, storage and handling complexity, and the need for specialized processing methods. Any of these risks could materially reduce recoveries, increase costs, delay operations or render a project uneconomic.

Recovery of precious metals from previously processed mine tailings may be more difficult, more expensive, and less successful than anticipated.

A significant portion of our mineral asset thesis is tied to previously processed mine tailings. Tailings reprocessing can be especially difficult because recoverable content may be heterogeneous, historical processing may already have removed a significant portion of the metal values, and actual recovery may depend on specialized flowsheets, proprietary know-how, additional testing, pilot work, and substantial capital expenditures. If actual recoveries are lower, costs are higher, or technical processing cannot be scaled economically, the value of these assets could be materially reduced.

Our properties may require substantial expenditures before any commercial operations can begin.

Even if one or more properties are deemed technically promising, substantial additional expenditures may be required for technical studies, sampling, engineering, mine planning, permitting, site preparation, infrastructure, reclamation bonding, equipment procurement, environmental work, contractor mobilization, financing and working capital. There can be no assurance that we will have access to the capital required to make these expenditures or that such expenditures would ultimately result in profitable operations.

Weather conditions, natural disasters or other environmental events could disrupt operations or delay project advancement.

Mining and mineral-related activities may be affected by weather conditions and natural events such as storms, flooding, drought, wildfires, earthquakes or other environmental disruptions. Such events could affect site access, transportation routes, infrastructure availability, fieldwork schedules, equipment performance or the ability of contractors or service providers to perform their work. Extreme weather or natural disasters could result in delays, increased costs, damage to infrastructure or interruptions to operations, any of which could materially adversely affect our projects and development plans.

Our rights in certain mineral properties depend on maintaining leases and related rights, and any lapse could impair or eliminate value.

Certain of our assets are held through leasehold or claim-based structures rather than fee-simple ownership. Our rights may depend on timely payment of rents or fees, performance of obligations, lease maintenance, regulatory compliance, and successful renewal or continuation of governmental or other rights. If we fail to maintain a lease, claim or related right in good standing, we could lose some or all of our interest in a property, which could materially adversely affect our business. In addition, our interests in mineral properties may be subject to defects in title, competing claims, boundary disputes, historical record uncertainties, interpretation of lease or claim terms, or other challenges to our rights. Any successful challenge could impair or eliminate our interest in a property and materially adversely affect our business.

Our Arizona and California properties are subject to site-specific regulatory, land-use, environmental and operational risks.

Our mineral portfolio includes assets in Arizona and California. Each jurisdiction may impose distinct and evolving requirements relating to land use, environmental protection, reclamation, access, water, cultural resources, public safety, and other matters. Site-specific conditions, including remote access, infrastructure constraints, lease status, legacy conditions, and local agency requirements, may increase our costs, delay development, or prevent advancement of a project.

Our projects may depend on the availability of adequate infrastructure, which may not be available or may be costly to obtain.

The development and operation of mineral recovery, processing or related activities may depend on the availability of infrastructure such as roads, transportation routes, electrical power, water supply, communications networks, processing facilities and other logistical support. In certain locations such infrastructure may be limited, unreliable or unavailable. The construction, upgrade or extension of infrastructure may require substantial capital expenditures, additional permits, coordination with governmental authorities or third parties, or extended development timelines. If adequate infrastructure cannot be obtained or maintained on reasonable terms, our ability to advance certain projects or operate economically could be materially adversely affected.

We may depend on contractors, consultants and joint venture participants to advance our mineral projects.

We may elect to advance mineral assets through contractors, technical consultants, processors, operators or joint venture participants. We may not have direct control over their actions, and disputes may arise regarding costs, timing, responsibilities, results, ownership, confidentiality, intellectual property, environmental compliance or commercial terms. Their failure to perform could materially adversely affect our projects.

Our business is exposed to risks associated with equipment procurement, fabrication, design and deployment.

Our strategy contemplates the use of specialized or custom equipment in connection with certain activities. Equipment may not perform as intended, may not be available when needed, may become more expensive, may require redesign, or may not scale appropriately from concept to field deployment. Supply chain disruptions, quality issues, transportation delays and fabrication defects could materially adversely affect our operations and capital requirements.

Supply chain disruptions or shortages of equipment, materials or specialized components could delay or increase the cost of our operations.

Our operations and project development plans may depend on the timely availability of specialized equipment, fabricated components, replacement parts, processing materials, reagents, fuel, transportation services and other industrial inputs. Global supply chain disruptions, manufacturing delays, transportation bottlenecks, trade restrictions, geopolitical events, inflationary pressures or supplier insolvencies could limit availability or significantly increase the cost of such items. If key equipment or materials cannot be obtained when needed or at reasonable cost, project development schedules may be delayed, capital requirements may increase and anticipated project economics may be adversely affected.

Our operations may face significant competition from larger and better-capitalized companies.

The mining, mineral development and metals-related industries are highly competitive. Many of our potential competitors are significantly larger, better capitalized and possess greater technical, operational, financial and human resources than we do. These competitors may have greater access to capital markets, stronger industry relationships, established operational infrastructure and longer operating histories. As a result, they may be better positioned to acquire attractive mineral properties, secure financing, recruit qualified personnel, obtain equipment, negotiate commercial arrangements or advance projects more quickly than we can. If we are unable to compete effectively for opportunities, capital, personnel or commercial relationships, our ability to execute our business strategy could be materially adversely affected.

Risks Related to Commodity Markets, Precious Metals Trading and Commercialization

Fluctuations in precious metal prices could materially adversely affect our assets, plans and prospects.

Our business is directly or indirectly influenced by the market prices of precious metals, including gold and silver. Commodity prices are highly volatile and affected by numerous factors beyond our control, including inflation, interest rates, foreign exchange rates, geopolitical instability, central bank activity, investor sentiment, industrial demand, speculation, and broader market disruptions. A decline in precious metal prices could impair the economics of our mineral assets, reduce the attractiveness of our projects to financing or commercial counterparties, and reduce or eliminate expected margins.

Global economic conditions, geopolitical events and financial market disruptions could adversely affect commodity markets, financing conditions and demand for precious metals.

 Commodity markets and capital markets are affected by global economic conditions, geopolitical developments, interest rate changes, currency fluctuations, financial crises, trade disputes, sanctions regimes, central bank actions and other macroeconomic factors. Periods of economic uncertainty or financial market stress may reduce demand for commodities, increase volatility in metals prices, restrict access to financing or reduce the willingness of investors, lenders or commercial counterparties to engage in transactions with development-stage companies such as ours. Any of these conditions could materially adversely affect our business, financial condition and prospects.

Our planned precious-metals trading activities involve operational, compliance, settlement and counterparty risks.

We have disclosed an intention to engage in matched purchase-and-sale transactions involving physical precious metals. These activities, if undertaken, would expose us to risks including counterparty default, fraud, logistics failures, shipment losses, timing mismatches, refinery disputes, assay or settlement disagreements, documentation errors, banking interruptions, sanctions or AML-related concerns, and failures of controls over title, payment or chain of custody. These risks could cause losses, reputational damage, litigation, regulatory scrutiny or business interruption.

Our metals-related activities depend on relationships with refineries, logistics providers, financial institutions and commercial counterparties.

Our ability to conduct precious-metals transactions or monetize mineral production may depend on maintaining relationships with third-party refineries, carriers, brokers, logistics firms, banks, and commercial counterparties. These parties may terminate or limit their relationships with us, impose additional requirements, refuse transactions, delay settlements, or encounter their own financial or regulatory problems. The loss of one or more key commercial relationships could materially adversely affect our ability to generate revenues.

We may be unable to secure favorable off-take, processing or commercialization arrangements.

The sale of recovered or acquired precious metals may depend on our ability to secure economically acceptable off-take, processing, refining or sales arrangements. There can be no assurance that we will be able to enter into such arrangements on favorable terms, maintain them, or replace them if terminated. Adverse commercial terms, buyer concentration, or the inability to secure dependable outlets for product could materially adversely affect revenues and margins.

Margins in matched precious-metals transactions may be narrow and may not justify the risks undertaken.

Although matched purchase-and-sale structures are intended to mitigate market exposure, these activities may still involve narrow spreads after logistics, refining, compliance, financing, insurance, brokerage, facilitation and administrative costs are considered. Small disruptions or cost overruns can quickly eliminate expected margins. If we cannot achieve sufficient transaction volume, sufficient capital velocity, and sufficient operational discipline, these activities may not be profitable.

Rising costs of labor, energy, water, equipment and other inputs could materially adversely affect the economics of our projects.

Mining, mineral recovery, processing and metals-related activities are sensitive to changes in the cost of key inputs, including labor, energy, fuel, water, reagents, transportation, equipment, fabrication services, insurance and other operational inputs. These costs may increase due to inflation, supply chain disruptions, geopolitical events, regulatory changes, labor shortages, energy market volatility or other factors beyond our control. If the costs of these inputs increase significantly, the economics of our projects or trading activities may be adversely affected and projects that appear economically attractive today may become less viable in the future.

Risks Related to Permitting, Environmental Regulation and Reclamation

Our operations are subject to extensive environmental and other governmental regulation.

Our current and planned operations are subject to federal, state and local laws and regulations concerning environmental protection, land use, hazardous materials, water, waste disposal, reclamation, occupational safety, transportation, commercial practices and other matters. Compliance with these laws may be complex, time-consuming and expensive. Failure to comply could result in fines, penalties, orders, project delays, suspension of operations or loss of rights.

We may be unable to obtain, maintain or renew permits, approvals, licenses, bonds and other authorizations required for our operations.

Our ability to advance mineral assets or related operations may depend on obtaining and maintaining governmental approvals, permits, leases, access rights, environmental authorizations, reclamation bonds and other approvals. These approvals may be delayed, denied, conditioned in burdensome ways, challenged by third parties, or later modified or revoked. Permitting uncertainty could materially adversely affect our timetable, costs and ability to advance projects.

Environmental laws may impose strict, joint and several liability on us, regardless of fault.

Certain environmental statutes, including CERCLA and analogous state laws, may impose strict, and in some cases joint and several, liability for the investigation and remediation of contaminated sites and for damages to natural resources. We could incur liability relating to current or former operations, third-party conduct, historical activities, transportation, storage, disposal arrangements or legacy site conditions, even if we did not cause the underlying problem. Such liability could be material.

Reclamation, restoration and closure obligations may be significant and may exceed our estimates.

Mining and related operations may require reclamation, restoration, monitoring and closure activities. The costs of these obligations may be significant and may increase over time due to inflation, changes in law, more stringent standards, technical requirements, or site conditions. If our estimates are wrong, or if regulators require more extensive work than anticipated, our financial condition could be materially adversely affected.

Actual or alleged environmental incidents could result in substantial liabilities and business interruption.

An actual or alleged release of contaminants, damage to land or water, failure of containment, improper waste handling, transportation incident, or other environmental event could result in cleanup liabilities, legal claims, regulatory enforcement, project delays, business interruption, reputational harm and increased insurance costs or loss of coverage. Even unfounded claims can be expensive to defend.

Our insurance coverage may be insufficient to cover all risks associated with our operations.

Our activities may expose us to risks including accidents, environmental incidents, equipment failures, transportation losses, property damage, operational interruptions and other hazards associated with mining, mineral processing, logistics and commercial activities. Although we may seek to maintain insurance coverage where available and economically reasonable, such coverage may not be available for all risks, may be subject to exclusions, limitations or deductibles, and may not fully cover all potential losses. In addition, insurance premiums may increase or coverage may become unavailable in the future. Any uninsured or underinsured losses could materially adversely affect our business, financial condition or results of operations.

Risks Related to Mineral Asset Valuation, Acquisition Accounting and Financial Reporting

The valuation of the assets acquired in the NMC/Peeples transaction involves significant judgment, assumptions and estimation uncertainty.

We recorded approximately $432 million in connection with the NMC-related acquisition, including the assets associated with Peeples and related operational infrastructure, based on management’s fair value analysis under ASC 805 and ASC 820. This valuation required significant judgments and assumptions concerning market participant behavior, economic potential, recoverability, operational development, and other factors. If these assumptions prove inaccurate, the recorded values may not be realizable, and future impairment or other accounting consequences could materially adversely affect our financial statements and investor perception. In addition, the Company is currently engaged in discussions with the staff of the Securities and Exchange Commission regarding certain accounting and disclosure matters related to these transactions. While the Company believes its accounting treatment and disclosures are appropriate, the outcome of these discussions is not yet final, and the SEC staff could request revisions to the Company’s disclosures or financial statement presentation.

The valuation of our mineral assets relies on Level 3 fair value inputs that are inherently subjective.

We have disclosed that material aspects of our valuation involved Level 3 inputs under ASC 820, which are based on management judgment and unobservable inputs rather than quoted market prices. Level 3 valuations are inherently more subjective and may later be challenged by auditors, regulators, investors or other market participants. If assumptions change or are later viewed as unsupported, we could be required to revise our conclusions or record impairments.

We may be required to record future impairment charges or other non-cash charges relating to mineral assets or acquired assets.

If project economics deteriorate, technical work is unfavorable, metal prices decline, costs rise, financing becomes unavailable, permits are delayed, lease rights weaken, or other adverse events occur, we may be required to record impairment charges or other non-cash write-downs. Any such charge could materially adversely affect our results of operations, stockholders’ equity and investor perception.

The accounting treatment of the NMC/Peeples/CPM transaction could be scrutinized by regulators or challenged by third parties.

We have applied specific accounting conclusions to distinguish between a business combination and an asset acquisition, to allocate purchase price, and to characterize the acquired assets and operational infrastructure. These conclusions involve judgment and interpretation of complex accounting guidance. Regulators, auditors, investors or litigants may disagree with some or all of these conclusions, and any required revisions could materially affect our financial statements, disclosures or credibility.

Our financial statements and disclosures may continue to be affected by complex accounting, valuation and presentation issues.

Our historical and current financial reporting includes complex areas such as business combination accounting, fair value measurement, capital structure presentation, extinguishment or restructuring of obligations, preferred stock rights, and other technical matters. The complexity of these issues increases the risk of disagreement, revision, control deficiency, restatement, or additional scrutiny by auditors, regulators or investors.

Our strategy to monetize mineral assets through royalties, structured arrangements, forward sales, joint ventures or leverage may not succeed and may expose us to additional risks.

We may seek to monetize mineral assets through royalties, processing-based arrangements, structured financings, asset-level claims, joint ventures, forward sales or other means. These structures may impose operational restrictions, reduce future upside, create asset-specific encumbrances, require priority payments, increase complexity, expose us to defaults or covenant issues, and dilute the benefit of future asset appreciation. These structures may not be available on favorable terms or at all.

Risks Related to Regulation S-K 1300, Technical Review and Qualified Person Analysis

Future technical reports or qualified person reviews prepared under SEC Regulation S-K 1300 may not support our current expectations regarding our properties.

We have disclosed that our properties are exploratory and that additional qualified data is needed before we can support mineral resource or reserve calculations under Regulation S-K 1300. Future technical reports, if and when prepared, may conclude that one or more properties do not support the level of value, recoverability, development potential or advancement timetable presently anticipated by management. That could materially adversely affect our asset values, business plan, financing prospects and investor perception.

The absence of currently disclosed mineral resources or reserves may make it more difficult to finance or commercialize our projects.

Because our properties are in the exploration stage and we are not currently disclosing mineral resources or reserves, investors, lenders, strategic partners and commercial counterparties may view our projects as higher risk or may decline to transact with us until further technical support is developed. This could impede our ability to obtain capital or commercial arrangements.

Risks Related to Our Capital Structure, Financing Instruments and Dilution

Our capital structure is complex and could result in substantial dilution to holders of common stock.

We have multiple classes or series of securities with differing rights, including preferred stock with voting rights, conversion rights, redemption or sinking-fund related features, warrants and other instruments. The conversion, exercise, issuance or settlement of these instruments could result in substantial dilution to common stockholders and may materially affect control, voting outcomes, earnings per share and market perception.

Holders of preferred stock may have rights senior to those of common stockholders.

Certain preferred stock may have preferences, voting rights, redemption rights, sinking fund rights, liquidation rights, asset-level priority features, conversion rights or other protections that are senior to the rights of common stockholders. These features may reduce the economic value or practical influence of common stock and may limit our financial and operational flexibility.

The securities issued in connection with the NMC transaction may create overhang, dilution, structural complexity and asset-level priority concerns.

The NMC transaction included preferred stock and warrants, and the related rights may affect future dilution, control, capital planning, market perception, and the availability of cash flows or assets associated with the acquired properties. The existence of these rights may make future financing more difficult or more expensive and may reduce the attractiveness of our common stock.

Future issuances of equity, preferred stock or convertible securities may further dilute existing stockholders.

We may raise capital in the future through the issuance of common stock, preferred stock, convertible instruments, warrants or other securities. Any such issuance could materially dilute existing stockholders, affect control, reduce market value, or impose restrictive terms that adversely affect existing holders.

We may not be able to raise additional capital on acceptable terms.

Our ability to raise capital may be adversely affected by our development-stage status, our limited revenues, the complexity of our capital structure, the absence of currently disclosed mineral resources or reserves, market conditions, investor sentiment regarding microcap issuers, and other factors beyond our control. If capital is not available on acceptable terms, our business plan may be materially adversely affected.

The Company may not have sufficient authorized shares of common stock to satisfy the full conversion of its outstanding convertible securities.

As described in Note 14 to the consolidated financial statements, the number of shares of common stock potentially issuable upon conversion of the Company’s outstanding convertible preferred stock and the exercise of contractual purchase rights and warrants currently exceeds the number of authorized but unissued shares of common stock available. The Company does not have a present obligation to issue shares in excess of its authorized share capital. However, if holders of such securities seek conversion or exercise and the Company does not have sufficient authorized shares available, the Company would be required to obtain shareholder approval to amend its Certificate of Formation to increase the number of authorized shares. There can be no assurance that such approval would be obtained in a timely manner or at all. If the Company is unable to obtain the necessary authorization, holders of these securities may be unable to convert or exercise their securities when otherwise entitled to do so.

Risks Related to Our Securities and the Public Market

Our common stock trades on the OTC market, which is generally characterized by lower liquidity and greater volatility than national securities exchanges.

The market for OTC-traded securities is typically less liquid and more volatile than the market for securities listed on national exchanges. Holders of our securities may find it difficult to buy or sell shares at desired prices or in desired volumes. Thin trading can amplify price movements and increase susceptibility to rumor, speculation or abrupt changes in investor sentiment.

Our relatively small public float and limited trading volume may cause significant volatility in our stock price.

The number of shares of our common stock available for public trading may be relatively limited compared to larger public companies. A small public float and limited trading volume can result in significant volatility in the market price of our securities. In such circumstances, relatively small trades, large block transactions, or changes in investor sentiment may cause disproportionate movements in the market price of our common stock. Sales of substantial amounts of our securities, or the perception that such sales may occur, could cause the market price of our securities to decline significantly.

Our securities may be subject to the risks associated with microcap and low-priced securities, including volatility and possible market manipulation.

Microcap and low-priced securities often experience significant volatility, speculative trading, sudden price swings, limited analyst coverage and greater risk of manipulative trading activity. These conditions can reduce investor confidence and make the trading price of our securities more volatile and less reflective of fundamental value.

Penny stock rules may limit the trading market for our securities.

If our securities are deemed penny stocks, broker-dealers effecting transactions in those securities may be subject to additional sales practice and disclosure requirements. These requirements may discourage broker-dealers from recommending or trading our securities and may reduce liquidity and marketability.

Because of our limited trading market and public company profile, our stock price may not accurately reflect our business or asset values.

The trading price of our securities may be influenced more by market structure, liquidity, trading dynamics, investor sentiment and speculation than by operating performance or asset value. As a result, the public trading price may not reflect management’s view of the value of the Company or its assets.

We may receive little or no securities analyst coverage or institutional investor interest.

Securities analysts employed by brokerage firms and investment banks may not initiate or maintain research coverage of our company. In addition, institutional investors may have internal policies that limit or prohibit investment in smaller reporting companies or OTC-traded securities. The absence of analyst coverage or institutional investor participation may reduce market visibility, decrease trading volume, limit investor awareness and contribute to greater share price volatility. As a result, the trading market for our securities may be more limited than that of companies that receive broader analyst coverage or institutional investment.

Risks Related to Corporate Governance, Internal Controls, Information Systems and Compliance

We may face challenges maintaining effective internal control over financial reporting and disclosure controls and procedures.

As a smaller reporting company with a complex capital structure and significant accounting judgments, we may face challenges in designing, implementing and maintaining effective internal control over financial reporting and adequate disclosure controls and procedures. Any material weakness, significant deficiency, control failure or reporting error could adversely affect investor confidence, lead to regulatory scrutiny, increase costs, or require restatements or amended filings.

We may incur significant costs to comply with public company reporting, governance and internal control requirements.

As a reporting company, we are subject to legal, accounting, auditing, governance and disclosure obligations that impose substantial demands on management time and financial resources. These obligations may divert management attention from business operations and can be especially burdensome for a development-stage company with limited revenues.

Cybersecurity incidents, data breaches, fraud or technology failures could disrupt our business.

We rely on information systems, digital communications, electronic records, third-party platforms and remote coordination with counterparties, advisors and service providers. Cyberattacks, phishing, ransomware, business email compromise, fraudulent payment instructions, system failures, data loss, or other security incidents could result in financial loss, operational disruption, loss of confidential information, reputational harm, litigation or regulatory scrutiny.

Our compliance policies and procedures may not prevent all legal, regulatory or commercial risks.

Our business model may involve regulated activities, complex counterparties, site-specific obligations, financing arrangements, and metals-related transactions. Even if we adopt policies and procedures relating to compliance, AML, documentation, approval authority, disclosures or operational controls, those procedures may not be sufficient to detect or prevent all errors, fraud, misconduct, regulatory issues or commercial disputes.

Risks Related to Our Corporate History, Reporting Status and Investor Perception

Our corporate history includes multiple changes in business focus, control and structure, which may affect investor perception and execution.

Historically, the Company has undergone multiple changes in business direction, control and corporate structure. This history may make it more difficult for investors, regulators, counterparties or analysts to evaluate our long-term strategy, may create reputational challenges, and may complicate the market’s understanding of our current business model.

More than eight years ago, we suspended our SEC reporting obligations, and our reporting history may affect investor confidence.

On February 15, 2018, the Company suspended its SEC reporting obligations. Although the Company has since resumed its reporting status and is currently a reporting company under the Securities Exchange Act of 1934, certain investors, broker-dealers, analysts, commercial counterparties or other market participants may continue to consider the Company’s historical reporting status when evaluating the Company, which could adversely affect investor perception, trading liquidity, access to capital, or the market for our securities.

We may be subject to additional scrutiny because our financial reporting and business disclosures involve significant judgment and recent transition.

Because our current disclosures involve complex accounting conclusions, substantial fair value estimates, exploratory-stage mining properties, and a public-company transition narrative, we may be subject to heightened scrutiny from regulators, investors, auditors, counterparties or other market participants. Such scrutiny may increase costs, consume management time, or negatively affect market perception.

General Risk Factors

Forward-looking statements are inherently uncertain and actual results may differ materially.

This Annual Report on Form 10-K contains forward-looking statements regarding our strategy, operations, plans, opportunities, financing, valuations, development timetable and other non-historical matters. These statements are based on management’s current beliefs and assumptions and are subject to numerous risks and uncertainties, many of which are beyond our control. Actual results may differ materially from those expressed or implied in any forward-looking statement.

Any of the foregoing risks, individually or in the aggregate, could materially adversely affect us.

The occurrence of any one or more of the foregoing risks could materially adversely affect our business, financial condition, results of operations, cash flows, prospects, and the market price of our securities. In addition, the risks described in this Item 1A may interact, compound one another, or occur simultaneously, thereby magnifying their effect.

Item 1B. Unresolved Staff Comments

The Company has received comment letters from the staff of the Securities and Exchange Commission in connection with its filings under the Securities Exchange Act of 1934. As of December 31, 2025, certain comments remained under review and subject to ongoing correspondence with the staff. The Company is actively working to respond to and resolve all outstanding comments.

Item 1C. Cybersecurity

The Company recognizes the importance of maintaining the security and integrity of its information systems and data. The Company’s operations currently involve limited information technology infrastructure, consisting primarily of standard business systems, cloud-based accounting platforms, and administrative communication tools.

The Company has implemented basic cybersecurity measures appropriate to its size and stage of development, including password protection, access controls, data backup procedures, and the use of reputable third-party service providers with established cybersecurity protections.

The Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Management is responsible for overseeing cybersecurity risk and periodically evaluates the Company’s information technology systems and service providers to identify potential risks and implement appropriate safeguards.

Item 2. Properties

Skull Valley Tailings Project

The Company’s primary mineral property is the Skull Valley tailings project located in Yavapai County, Arizona. The project consists of previously processed mine tailings situated on approximately 377.11 acres of Arizona State trust land.

The property is held through a Common Variety Mineral Materials Lease issued by the Arizona State Land Department (“ASLD”) to Peeples, Inc., a wholly owned subsidiary of the Company. The lease has an effective date of May 2, 2023, and expires on May 1, 2043, representing a 20-year initial term. The lease is not renewable; however, continuation beyond the expiration date may occur through a discretionary extension approved by the Arizona State Land Commissioner for a period not to exceed ten years, or through the issuance of a new lease.

Under the terms of the lease, the Company is obligated to pay annual rent of approximately $8,386 and a minimum annual royalty of $24,000, payable regardless of production. The lease also provides for a royalty equal to eight percent of the applicable royalty base on the primary mineral commodity, identified as precious metals, including gold. Additional royalties are payable on other mineral materials removed from the property, and a three percent administrative fee applies to royalties.

The Company is required to maintain a reclamation bond in the amount of $70,000 and to carry specified insurance coverages, including general liability, umbrella, vehicle, workers’ compensation, and pollution liability insurance. The lease is subject to customary operational, environmental, reporting, and reclamation obligations applicable to Arizona State trust land mineral leases.

The lease continuation and compliance process was completed in January 2026, effective retroactively to May 2, 2023. During 2025, the Company spent approximately eleven months building upon the ongoing renewal work previously initiated by Peeples, culminating in the completion of bonding, insurance, and compliance requirements necessary to place the lease in full operational standing. Upon completion of these requirements, the reclamation bond and insurance were placed, and the site became fully accessible for planned technical work.

The Company has engaged a Qualified Person to conduct a multi-phase technical evaluation of the tailings and related mineral assets. Phase 1 consists of site inspection and technical analysis. Based on the results of Phase 1, the Qualified Person will determine the scope, drilling requirements, and cost estimates for Phase 2, which is expected to include preparation of a technical report under Regulation S-K 1300. As of the date of this report, no mineral resources or reserves have been established on the property under Regulation S-K 1300.

Other Mineral Properties

In addition to the Skull Valley tailings project, the Company holds two exploration-stage mineral leases through California Precious Metals LLC, a wholly owned subsidiary acquired on December 31, 2024. These leases are administered by the U.S. Bureau of Land Management and are currently in the evaluation stage. No compliant technical reports have been prepared for these properties, and they have not been assigned a book value pending technical review.

The Company expects to evaluate these properties under Regulation S-K 1300 to determine their technical and economic viability and to pursue monetization opportunities based on the results of those evaluations.

Item 3. Legal Proceedings

The Company is not presently involved in any material legal proceedings. The Company is not aware of any pending or threatened legal actions that, if determined adversely, would have a material adverse effect on its business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

The Company’s common stock trades on the OTCID tier (formerly OTC Pink) under the symbol “RITE.”

Shareholder Information

As of December 31, 2025, the Company had approximately one hundred seventy-three (173) shareholders of record of its common stock.

The Company’s transfer agent for its common stock is Nevada Agency and Transfer Company (“NATCO”). The Company acts as its own transfer agent for all securities other than its common stock and holds those positions in book-entry form. In the event that certificates are requested, the Company affixes the appropriate legend to the certificates in the course of their issuance.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to fund the development and growth of its business.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, the Company issued certain securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). These issuances included sales of newly issued securities, issuances for services, securities issued in exchange for other assets, and shares issued upon conversion of preferred stock. The transactions described below were completed in reliance on applicable exemptions from the registration requirements of the Securities Act, as described in each subsection.

Each recipient of securities in the transactions described below either received or had adequate access to information about the Company through their relationship with the Company, through the Company’s public filings, through documentation requested of and supplied by the Company pursuant to an executed non-disclosure agreement, and/or through discussions with the Company.

Series C Preferred Stock

During the year ended December 31, 2025, the Company issued an aggregate of 2,010 shares of Series C Preferred Stock pursuant to the exercise of contractual purchase rights and similar rights granted under written consulting, investment banking, and related arrangements. Of these issuances, certain shares were issued for aggregate consideration consisting of cash proceeds and the conversion and settlement of outstanding short-term loans and liabilities totaling $258,100, and certain shares were issued in exchange for services valued at $173,600 based on the fair value of the services provided. The aggregate recorded consideration for all Series C Preferred Stock issued during the year totaled $431,700, consistent with the amounts reflected in the Company’s consolidated financial statements. The Company also received $2,365 in option premiums in connection with contractual purchase rights to acquire Series C Preferred Stock; no preferred shares were issued in connection with the receipt of these premiums. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for these issuances, as the transactions were privately negotiated, did not involve any general solicitation or advertising, and the recipients were sophisticated parties with access to material information regarding the Company.

During the year ended December 31, 2025, the Company issued an aggregate of 342,000,000 shares of common stock upon the conversion of an aggregate of 855 shares of Series C Preferred Stock. These conversions occurred pursuant to the designation terms of the Series C Preferred Stock and involved no additional consideration. The Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and the restriction status of the Series C Preferred Stock was carried over to the newly issued common stock.

Series D Preferred Stock

During the year ended December 31, 2025, the Company issued an aggregate of 4,100 shares of Series D Preferred Stock and 4,100 warrants to acquire additional shares of Series D Preferred Stock to certain holders pursuant to a Regulation D, Rule 506(c) offering, for total cash proceeds of $102,500.

In addition, during the year ended December 31, 2025, the Company issued an aggregate of 55,200 shares of Series D Preferred Stock and 55,200 warrants to acquire additional shares of Series D Preferred Stock to Abstract, a significant shareholder of the Company that is managed and controlled by Lloyd B. Hendricks, III, and to Commodity Capital, which is managed by Abstract and partially owned by Abstract and the two adult children of the Company’s President, in exchange for aggregate non-cash consideration consisting of $1,380,000 in mineral production payment royalty interests.

The royalty interests were conveyed to the Company in full satisfaction of the applicable subscription amounts. In connection with these transactions, the Company granted the transferors a contractual option to repurchase the royalty interests at a price equal to 110% of the original subscription amount, with such repurchase price increasing at a rate of 2% per month, compounded monthly.

The Company may realize cash from the royalty interests in accordance with their contractual terms through royalty cash flows generated by the underlying asset or through exercise of the contractual repurchase option. The Company retains the right to sell or otherwise transfer the royalty interests, subject to notice provisions, and the repurchase option automatically terminates upon a permitted sale. The accretion mechanism reflects a negotiated increase in agreed asset value and does not represent interest or indebtedness. The repurchase feature constitutes a contractual option only and does not create any obligation of the Company to repurchase or redeem any securities or otherwise repay any amount.

During the year ended December 31, 2025, the Company issued an aggregate of 1,500,000,000 shares of common stock upon the conversion of an aggregate of 60,000 shares of Series D Preferred Stock. These conversions occurred pursuant to the designation terms of the Series D Preferred Stock and involved no additional consideration. The Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and the restriction status of the Series D Preferred Stock was carried over to the newly issued common stock.

Common Stock

During the year ended December 31, 2025, the Company issued an aggregate of 17,000,000 shares of common stock to an unaffiliated third party in exchange for 90,000 restricted shares of Creatd, Inc. (Ticker Symbol: CRTD). The transaction was effected pursuant to the exemption provided by Section 4(a)(1) of the Securities Act. The sole consideration received was the fair market value of the CRTD shares, which was recorded at $25,500 for accounting purposes.

During the year ended December 31, 2025, the Company also issued an aggregate of 5,000,000 shares of common stock to one holder as compensation for services rendered. The shares were valued at approximately $31,000 based on the fair value of the services provided. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transaction was privately negotiated, did not involve general solicitation or advertising, and the recipient was a sophisticated party with access to material information regarding the Company.

Cash proceeds from the above transactions were deposited into the Company’s operating account and used for working capital purposes. No underwriters or placement agents were involved in any of the above transactions, and no commissions were paid.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

MineralRite Corporation is a resource development company focused on mineral recovery, strategic asset monetization, and related capital markets initiatives. During the years ended December 31, 2025 and 2024, the Company’s primary activities were directed toward capital structure cleanup, regulatory compliance, strategic planning, and advancement of its mineral-related business initiatives.

Throughout 2024 and 2025, management focused on the following principal initiatives:

●	Simplifying the Company’s capital structure.

●	Resolving legacy liabilities and securities.

●	Advancing regulatory and site-related matters associated with its mineral assets.

●	Positioning the Company for future financing, strategic transactions, and operational development.

Operationally, during 2025 the Company concentrated on securing the renewal of its Arizona State Land Department (“ASLD”) lease associated with its mineral tailings project. That lease renewal was completed subsequent to year end. In parallel, management began identifying and evaluating potential joint venture partners to be engaged at the appropriate time as the Company moves toward monetizing and/or processing the tailings assets.

By the end of 2025, management believes that the vast majority of the Company’s legacy capital structure issues and time-barred liabilities had been addressed, leaving a significantly simplified balance sheet relative to prior years.

As a result of the capital structure cleanup activities conducted during 2024 and 2025, the Company’s balance sheet reflects a reduction in legacy liabilities and complex convertible and derivative instruments compared to prior periods. Management believes this simplified capital structure will facilitate future financing efforts and improve financial transparency.

During the 2024 and 2025 periods, a substantial portion of management’s efforts were directed toward administrative, regulatory, and capital-structure cleanup activities. These efforts included the completion of the Company’s FINRA corporate action matters, the lifting of the Alberta cease trade order, the completion of multiple PCAOB audits, and the resumption of regular SEC reporting through the filing of quarterly reports on Form 10-Q and current reports on Form 8-K, culminating in this Form 10-K.

As a result of these efforts, management believes that a significant portion of the Company’s historical administrative and regulatory issues have now been resolved, and the Company has developed practical experience working with auditors, legal counsel, and SEC reporting requirements.

The Company’s principal remaining regulatory objective is the completion of the Form 10 registration process and the resolution of any remaining Staff comments. Management understands that achieving a no-comment status on the Form 10 may facilitate progress on the Company’s Rule 15c2-11 review with FINRA, which could, if successfully completed, assist in improving the Company’s quotation status and overall market accessibility. There can be no assurance as to the timing or outcome of these regulatory processes.

The Company did not generate material operating revenues during the year ended December 31, 2025 and remained in the development stage of its current business initiatives.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Summary of 2025 Results

●	The Company generated no operating revenues during 2025.

●	Operating expenses were approximately $434,819.

●	The Company reported a net loss of approximately $291,519 for the year.

●	The Company reported net income of approximately $396,762 for 2024, driven primarily by non-recurring derecognition gains.

Revenues

The Company reported no operating revenue for the year ended December 31, 2025, compared to $5,000 of revenue for the year ended December 31, 2024. Activities during both periods were primarily focused on corporate restructuring, regulatory matters, and strategic planning rather than revenue-generating operations.

Operating Expenses

Total operating expenses for the year ended December 31, 2025, were $434,819, compared to $371,616 for the year ended December 31, 2024, representing an increase of $63,203, or approximately 17%.

Operating expenses increased modestly between the two periods, primarily due to the engagement of investment banking and related professional services in connection with capital markets activities and strategic initiatives. Management otherwise maintained a lean cost structure while focusing primarily on capital structure cleanup, regulatory matters, and strategic planning activities rather than operational expansion.

Management expects operating expenses to increase in future periods as the Company transitions from a capital-structure and planning phase into a more active development phase. Anticipated increases include higher insurance costs, additional staffing and salary expenses, and increased lease and ASLD-related obligations. Based on currently known commitments, personnel, lease, and insurance-related costs are expected to increase by approximately $170,000 annually, exclusive of project-related development expenditures, which will depend on the level of available financing and the scope of activities undertaken.

As a result, the Company reported an operating loss of $434,819 for the year ended December 31, 2025, compared to an operating loss of $366,616 for the year ended December 31, 2024.

Other Income and Expenses

During the year ended December 31, 2025, the Company recorded:

●	Other income of $117,500

●	Unrealized gain of $25,800

During the year ended December 31, 2024, the Company recorded other income of $763,378.

The higher level of other income in 2024 was primarily attributable to significant non-recurring gains recognized in connection with the derecognition of time-barred and otherwise extinguished obligations. These gains resulted from a comprehensive review and cleanup of the Company’s historical capital structure and legacy liabilities and were not related to ongoing operations.

Because the majority of those legacy matters were addressed during 2024 and 2025, similar gains are not expected to recur in future periods at the same magnitude. By the end of 2025, management believes that most of the Company’s legacy liabilities and complex convertible and derivative structures had been resolved or substantially reduced.

Net Income (Loss)

As a result of the foregoing:

●	The Company reported a net loss of $291,519 for the year ended December 31, 2025.

●	The Company reported net income of $396,762 for the year ended December 31, 2024.

The net income reported in 2024 was driven primarily by non-recurring gains associated with the derecognition of legacy obligations. In contrast, the 2025 results more closely reflect the Company’s ongoing development-stage operating cost structure, as substantially fewer non-recurring accounting gains were recognized during the year.

Liquidity and Capital Resources

As of December 31, 2025, the Company had limited cash resources and a working capital deficit. Similar liquidity constraints also existed as of December 31, 2024. The Company has historically funded its operations through:

●	Issuances of equity securities.

●	Convertible instruments.

●	Strategic transactions.

●	Related-party advances.

During both 2024 and 2025, management focused on cleaning up legacy capital structure issues and positioning the Company for future financing and strategic transactions. These efforts were directed toward creating a more stable and transparent capital structure that would be more attractive to potential investors and partners.

The Company expects that additional capital will be required to:

●	Advance its mineral asset development plans.

●	Support corporate overhead.

●	Pursue strategic partnerships and transactions.

There can be no assurance that such financing will be available on acceptable terms or at all.

Based on the Company’s current operating cost structure, existing cash resources are not sufficient to fund planned operations for the next twelve months without additional financing. Management is actively pursuing capital-raising alternatives, including equity issuances, strategic transactions, and joint-venture arrangements, to support the Company’s ongoing operations and development activities.

As of December 31, 2025, the Company had approximately 14,019,500,000 shares of common stock potentially issuable upon the conversion of outstanding convertible preferred stock and the exercise of contractual purchase rights and warrants, compared to 13,788,223,158 authorized but unissued shares available at that date. Accordingly, the number of shares potentially issuable exceeded the number of authorized but unissued shares available as of December 31, 2025. The Company does not have a present obligation to issue shares in excess of its authorized share capital. However, issuance of shares beyond the currently authorized amount would require shareholder approval to amend the Company’s Certificate of Formation, which could affect the Company’s flexibility in connection with future financings or the settlement of convertible securities.

Plan of Operations

Over the next twelve months, the Company intends to focus on the following objectives:

Capital Markets Activities

●	Engage broker-dealers and investment banking firms on a non-exclusive basis.

●	Pursue equity or structured financing transactions.

Strategic Partnerships and Acquisitions

●	Continue evaluation of acquisition targets.

●	Conduct financial, operational, and legal due diligence where appropriate.

●	Identify and engage joint venture partners for the development and monetization of the Company’s mineral assets.

Mineral Asset Advancement

●	Maintain the ASLD lease in good standing.

●	Advance development planning for the Company’s tailings and mineral recovery projects.

●	Seek joint-venture partners, off-take arrangements, or other monetization strategies.

The Company’s ability to execute these plans will depend on its ability to obtain adequate financing.

Going Concern Considerations

The Company has incurred recurring operating losses and has limited cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include:

●	Raising capital through equity or debt financings.

●	Entering into strategic partnerships or joint ventures.

●	Monetizing mineral assets or related opportunities.

There can be no assurance that these plans will be successful.

Critical Accounting Policies and Non-Recurring Accounting Items

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. The Company’s accounting policies are described in detail in the Notes to the Consolidated Financial Statements.

During the year ended December 31, 2024, the Company recognized significant non-recurring income primarily associated with the derecognition of time-barred and otherwise extinguished obligations. These amounts arose from a comprehensive review and cleanup of the Company’s historical capital structure and legacy liabilities and were not the result of operating activities. Because the majority of those legacy matters have now been resolved, similar gains are not expected to recur in future periods at the same magnitude.

Throughout 2025, management continued its efforts to simplify the Company’s capital structure and eliminate legacy convertible and derivative instruments that had historically created accounting complexity, potential dilution, and non-cash charges. These efforts included:

●	The exchange, cancellation, or restructuring of certain convertible obligations.

●	The elimination of derivative liability features where practicable.

●	The resolution of legacy liabilities and securities issued under prior management.

As a result of these actions, the Company’s capital structure at December 31, 2025 reflects fewer complex convertible and derivative features than in prior periods. Management expects that this simplified capital structure will:

●	Reduce future non-cash accounting charges.

●	Improve financial statement transparency.

●	Better position the Company for future financing and strategic transactions.

Because the significant derecognition gains recognized in 2024 were non-recurring in nature, the Company’s results for the year ended December 31, 2025 more closely reflect its ongoing operating cost structure and development-stage activities.

Summary

In summary:

●	2024 was a net income year driven primarily by non-recurring derecognition gains.

●	2025 was a development and capital-structure-simplification year.

●	Operating expenses were generally consistent between the two years as management focused on administrative cleanup and strategic planning.

●	By the end of 2025, the majority of legacy capital structure issues had been addressed.

●	Management’s efforts during 2025 included regulatory normalization, including ASLD lease renewal and progress toward completion of the Form 10 process.

●	Future periods are expected to reflect increased operating activity and related expenses as the Company moves into a more active development phase.

The Company’s near-term success depends on its ability to obtain additional financing and execute its strategic development plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Financial Statement Index

Report of Independent Registered Public Accounting Firm

Zhanna Kelley CPA PC Zhanna Kelley, CPA 2323 Steinway Street, Long Island City, NY 11105 [email protected] 201-230-5498

Report of Independent Registered Public Accounting Firm

February 25, 2026

To the Board of Directors and

The Shareholders of

MineralRite Corporation

325 N. St. Paul Street – Suite 3100

Dallas, TX 75201

Opinion on the Financial Statements

We have audited the accompanying financial statements of MineralRite Corporation (a Texas Corporation) and subsidiaries, which comprise the balance sheets as of December 31, 2025, and 2024, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MineralRite Corporation as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Explanatory Paragraph — Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 4 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. Our opinion is not modified with respect to this matter.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about MineralRite Corporation’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. The Company is a non-accelerated filer and is not required to have an audit of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with PCAOB standards will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with PCAOB standards, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of MineralRite Corporation’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about MineralRite Corporation’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

Critical Audit Matters

The standards of the PCAOB require that we communicate in this report critical audit matters relating to the audit of the current period’s financial statements or state that we determined that there are no critical audit matters. Critical audit matters are matters arising from the current period audit that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements, and (ii) involved especially challenging, subjective, or complex auditor judgment.

Valuation of Assets Acquired in Business Combination

During the year ended December 31, 2024, the Company completed a business combination (of Peeples Inc.) and an asset acquisition (of California Precious Metals LLC) that continues to materially affect the carrying value of assets reported in the December 31, 2025, financial statements. The Company recorded $432 million in connection with the previously processed mine tailings classified as chattel (personal property) component of the business combination of Peeples Inc. The purchase price was primarily allocated to the mine tailings and associated business attributes, rather than to underlying mineralization or raw land. The acquired assets included a mineral lease, previously processed mine tailings classified as chattel (personal property), a mine plan, and related technical documentation. In addition, management considered the continuing involvement of key individuals and strategic relationships in developing its valuation assumptions; however, such factors were not recognized as separate assets under ASC 805. The valuation involved significant judgment from management, particularly in allocating the purchase price to identifiable tangible and intangible assets and liabilities.

We identified the valuation of the assets acquired in the business combination as a critical audit matter because of the significant estimation uncertainty and complexity involved in determining the appropriate allocation of the purchase price. The assessment required a high degree of auditor judgment and the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the business combination included, among others:

●	Evaluating the Company’s methodology for allocating the purchase price in accordance with ASC 805;

●	Assessing the reasonableness of management’s assumptions related to future cash flows, market participant considerations, and fair value estimates;

●	Testing the accuracy and completeness of the data used in the valuation model;

●	Engaging valuation specialists to assist in evaluating the methodologies and assumptions used in estimating the fair value of acquired assets;

●	Evaluating the impact of changes in key assumptions on the allocation of purchase consideration.

Conclusion

Our audits were conducted for the purpose of forming an opinion on the financial statements as a whole. In our opinion, the information is fairly stated in all material respects in relation to the financial statements taken as a whole.

We have served as the Company’s auditor since 2022.

/s/ Zhanna Kelley CPA PC

Zhanna Kelley CPA PC

Long Island City, New York

Auditor Firm ID: 6888

The engagement partner on the audit resulting in this independent auditor’s report is Zhanna Kelley.

February 25, 2026

Consolidated Balance Sheets
December 31, 2025 and 2024

	As of:
(Audited)	12/31/2025	12/31/2024

ASSETS
Current assets:
Cash and cash equivalents	$11,617	$10,458
Accounts receivable	-	-
Inventory	-	-
Employee advances	-	-
Note Receivable	-	-
Prepaid services	134,363	6,496
Total current assets	$145,980	$16,954

Property and equipment:
Property, Plant & Equipment	$438,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$240,000	$240,000

Other assets:
Investments	$51,300	$-
Mineral royalties	1,380,000	-
Prepaid services - long-term portion	-	-
Mineral assets	432,011,500	432,000,000
Less: accumulated depletion	-	-
Total other assets	$433,442,800	$432,000,000

Total assets	$433,828,780	$432,256,954

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,948	$30,766
Other liabilities	4,997,300	5,000,000
Liability due to committed shares in excess of authorized	-	-
Total current liabilities	$5,046,248	$5,030,766

Long-term liabilities:
Convertible debt	$-	$117,500
Notes Payable	15,520	28,222
Derivative liabilities	-	-
Total long-term liabilities	$15,520	$145,722

Total liabilities	$5,061,768	$5,176,488

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 12/31/25; 105,000 issued at 12/31/24.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 12/31/25; 13,500 issued at 12/31/24.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 9,404 issued at 12/31/25; 8,249 issued at 12/31/24.	828,585	499,485
Series D Preferred Stock, $25 par value; 35,000 authorized 0 issued at 12/31/25; 700 issued at 12/31/24.	-	17,500
Series NMC Preferred Stock, $25 par value; 7,100,000 authorized 6,900,000 issued at 12/31/25; 6,900,000 issued at 12/31/24.	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 6,211,776,842 issued at 12/31/25; 4,347,776,842 issued at 12/31/24.	3,887,635	3,887,635
Additional paid-in capital	256,312,494	254,646,029
Accumulated deficit	(4,761,821)	(4,470,302)
Other comprehensive gain/(loss)	-	-
Total shareholders’ equity (deficit)	$428,767,012	$427,080,466

Total liabilities and shareholders’ equity (deficit)	$433,828,780	$432,256,954

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations
For the years ended December 31, 2025 and 2024

	For the Year Ending
(Audited)	12/31/2025	12/31/2024

Revenue
Mineral Sales & Services	$-	$5,000
Cost of Goods Sold	-	-
Gross Profit (Loss)	-	5,000

Other income	-	-
Total Income (Loss)	$-	$5,000

Expenses
Accounting & Auditing	$5,600	$4,062
Bank Charges	195	430
Business Promo	26,258	5,104
Business Travel	10,468	6,065
Communications	784	792
Depreciation & Amortization	-	121,648
Filings & Corp Cleaning	28,504	16,642
Legal And Professional	282,300	189,650
Market Related	10,500	8,280
Office & Insurance Expense	55,132	2,580
Postage & Shipping	67	27
Project Development	8,058	10,237
Storage	-	500
Supplies	597	679
Transfer Agent	4,054	2,000
Web & Computer Services	2,302	2,920
Total Expenses	$434,819	$371,616
Operating Income (Loss)	$(434,819)	$(366,616)

Other Income / (Expenses)
Other (Non-operating) income	$117,500	$763,378
Other (Non-operating) expense	-	-
Interest Expense	-	-
Interest Income	-	-
Unrealized gain (loss)	25,800	-

Income Before Taxes	$(291,519)	$396,762
Income Tax Expense	-	-

Net Income (Loss)	$(291,519)	$396,762

Earnings per share	(0.00006)	0.000089
Earnings per share (fully diluted)	(0.00006)	0.000065

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2025 and 2024

	For the Year Ending
(Audited)	12/31/2025		12/31/2024
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	4,347,776,842	$3,887,635	4,357,321,532		$3,887,635
Common Stock Sales (Reclamation) (non-cash)	22,000,000		(9,544,690)	-
Conversion of Series C Preferred (non-cash)	342,000,000	-	-		-
Conversion of Series D Preferred (non-cash)	1,500,000,000	-	-		-
Ending Common Stock Amount	6,211,776,842	$3,887,635	4,347,776,842		$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000		$105
Series A Stock Sales for the Period	-	-	-		-
Ending Series A Preferred Stock Amount	105,000	$105	105,000		$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500		$14
Series B Stock Sales for the Period	-	-	-		-
Ending Series B Preferred Stock Amount	13,500	$14	13,500		$14

Beginning Series C Preferred Stock Amount	8,249	$499,485	6,050		$70,005
Series C Stock Sales for the Period	2,010	431,700	2,199		429,480
Conversion of Series C Preferred into Common (non-cash)	(855)	(102,600)	-		-
Ending Series C Preferred Stock Amount	9,404	$828,585	8,249		$499,485

Beginning Series D Preferred Stock Amount	700	$17,500	-		$-
Series D Stock Sales for the Period	59,300	1,482,500	700		17,500
Conversion of Series D Preferred into Common (non-cash)	(60,000)	(1,500,000)	-		-
Ending Series D Preferred Stock Amount	-	$-	700		$17,500

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	-		$-
Series NMC Stock Sales for the Period	-		6,900,000		172,500,000
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000		$172,500,000

Ending Total Stock Amount		$177,216,339			$176,904,739

Beginning Additional Paid-in-capital		$254,646,029			$-
Excess from Common Stock (Fair Value over Par)		56,500			-
Excess from Series C (Fair Value over Par)		5,000
Excess from Series NMC (Fair Value over Par)		-			254,500,000
Conversion of Series C Preferred into Common (non-cash)		102,600			-
Conversion of Series D Preferred into Common (non-cash)		1,500,000			-
Conversion of Obligations into Warrants (3(a)9)		-			137,499
Option Premiums (Consultants)		2,365			8,530
Ending Additional Paid-in-capital		$256,312,494			$254,646,029

Beginning Accumulated Earnings (Deficit)		$(4,470,302)			$(4,867,064)
Net Income for the Period		(291,519)			396,762
Ending Accumulated Earnings (Deficit)		$(4,761,821)			$(4,470,302)

Total Shareholders’ Equity (Deficit)		$428,767,012			$427,080,466

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Cash Flows
For the years ended December 31, 2025 and 2024

	For the Year Ending
(Audited)	12/31/2025	12/31/2024

Cash Flows from Operating Activities
Net income	$(291,519)	$396,762
Depreciation and amortization	-	121,648
Stock-based compensation expense	81,733	-
Unrealized (gain) loss on investments	(25,800)	-
(Gain) Loss on extinguishment of debt	(117,500)	(763,377)
(Gain) Loss on Extinguishment of Obligations (warrants issued)	-	(137,499)
Deferred income taxes	-	-
(Increase) decrease in receivables and prepaids	-	(6,496)
(Increase) decrease in inventory	-	-
Increase (decrease) in payables and accrued liabilities	49,382	10,552
Other adjustments, net	(2,700)	-
Net cash provided by (used in) operating activities	$(306,404)	$(378,410)

Cash Flows from Investing Activities
Purchases of minerals, property and equipment	$(11,500)	$-
Proceeds from sale of minerals, property and equipment	-	-
Purchases of marketable securities	-	-
Proceeds from sale of marketable securities	-	-
Net cash provided by (used in) investing activities	$(11,500)	$-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$-	$353,009
Proceeds from issuance of preferred stock	203,900	-
Proceeds from option/warrant premiums	2,365	-
Proceeds from issuance of debt	125,500	28,222
Repayments of debt	(12,702)	-
Payment of dividends	-	-
Net cash provided by (used in) financing activities	$319,063	$381,231

Net Change in Cash
Net increase (decrease) in cash and cash equivalents	$1,159	$2,821
Cash and cash equivalents at beginning of period	10,458	7,637
Cash and cash equivalents at end of period	$11,617	$10,458

Supplemental Disclosure of Non-Cash Investing and Financing Activities	Amount
Non-Cash Financing Activities
Stock issued for services (total contractual value)	209,600
Conversion of short term notes payable into equity (exercise of options)	125,500
Reduction of accounts payable via option exercise (bill offset transaction)	31,200
Non-cash issuance of Series D convertible preferred stock	1,380,000
Non-Cash Investing Activities
Issuance of common for investment (non-cash transaction)	25,500

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

(1) Nature of Business / Organization and Basis of Presentation

Nature of Business

MineralRite Corporation (“MineralRite,” “RITE,” the “Company,” “we,” “us,” or “our”) is a Texas-based mineral and mine management and monetization company. The Company’s business model is focused on the acquisition, evaluation, development, and monetization of mineral assets, with an emphasis on previously processed tailings, above-ground materials, and other resource opportunities.

The Company’s strategy is to identify mineral assets that can be advanced through technical evaluation, regulatory compliance, and operational planning, and then monetized through production, joint ventures, project-level financing, or strategic transactions.

The Company currently operates in a development stage and has not yet generated significant operating revenue from its principal mineral-asset activities.

Corporate History and Change in Control

The Company traces its origins to a Nevada corporation formed in 1996. Over time, the Company experienced multiple changes in control, business direction, and capital structure.

In April 2021, the Company completed an F-reorganization merger and re-domiciled to the State of Texas. This transaction was intended to simplify the Company’s corporate structure and align it with its anticipated business direction.

In October 2023, a change in control occurred when current management acquired voting control of the Company and assumed operational leadership. Following this transition, management initiated a comprehensive restructuring of the Company’s accounting, capital structure, and business operations. These efforts included the settlement or restructuring of certain legacy obligations, revisions to the capital structure, and a strategic shift toward mineral asset acquisition, development, and monetization.

As a result of this change in control and subsequent restructuring, the Company’s current business model, capital structure, and operating strategy differ substantially from those that existed under prior management.

December 31, 2024, Acquisition

On December 31, 2024, the Company completed the acquisition of 100% of the equity interests of California Precious Metals LLC and Peeples, Inc., two wholly owned subsidiaries of NMC, Inc.

The acquisition included:

●	Two mineral leases held by California Precious Metals LLC, and

●	Previously processed mine tailings and a mineral lease held by Peeples, Inc.

The acquired set related to Peeples, Inc. also included a written mine development plan, technical documentation, recovery methodologies, and industry relationships relevant to the advancement of the project.

Total consideration for the transaction consisted of:

●	6.9 million shares of Series NMC $25 Convertible Preferred Stock, and

●	6.9 million warrants to acquire additional Series NMC preferred shares.

The aggregate transaction value was approximately $432 million, and the Company assumed approximately $5 million in liabilities.

The acquisition of Peeples, Inc. was accounted for as a business combination under ASC 805, while the California Precious Metals LLC component was treated as an asset acquisition. The assets and liabilities acquired in this transaction form a significant portion of the Company’s consolidated balance sheet as of December 31, 2025.

Organizational Structure

The Company conducts its operations through wholly owned subsidiaries, each of which is intended to hold specific mineral assets or project interests. This structure is designed to isolate project-level risks, facilitate financing arrangements, and allow for separate development or monetization strategies for individual properties.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to annual reports on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ materially from those estimates.

Significant areas that require the use of estimates include, but are not limited to:

●	Asset valuations, including mineral assets and inventory in process,

●	Recoverability assessments,

●	The fair value of equity-based transactions,

●	The valuation of liabilities and contingencies,

●	Derecognition of obligations,

●	The allocation of purchase price in business combinations, and

●	The assessment of going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash with financial institutions that are federally insured. At times, such balances may exceed insured limits. The Company has not experienced any losses in these accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses when applicable. The Company evaluates the collectability of receivables and records an allowance for credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.

Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with ASC 330.

Inventory, when held, consists of finished or near-finished precious metal products, such as doré bars, bullion, or metals held for matched purchase and sale transactions, that are intended for sale in the ordinary course of business within a reasonable operating cycle.

Materials requiring substantial processing, development, or capital expenditure before becoming saleable, including mine tailings and similar materials, are not classified as inventory and are instead presented as mineral assets or other long-lived assets, as appropriate.

Costs assigned to inventory include purchase price and other costs directly attributable to bringing finished or near-finished products to their existing condition and location. Inventory is evaluated at each reporting date and written down to net realizable value when the carrying amount exceeds the amount expected to be realized.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Maintenance and repairs are expensed as incurred. Major improvements that extend the useful life of an asset are capitalized.

Mineral Properties and Intangible Assets

Mineral properties and related intangible assets are recorded at cost and consist primarily of mineral leases, acquired tailings, and related project-level rights and plans.

The Company evaluates mineral properties and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

If such indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds those cash flows, an impairment loss is recognized in the amount by which the carrying value exceeds the estimated fair value.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company allocates the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

Any excess of the purchase price over the fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred.

For acquisitions that do not meet the definition of a business, the transaction is accounted for as an asset acquisition, and the cost of the acquisition is allocated to the assets acquired on a relative fair value basis.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate potential impairment.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines whether an arrangement contains a lease at inception.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

Debt and Notes Payable

Debt and notes payable are recorded at the principal amount borrowed, net of any unamortized discounts or premiums. Debt issuance costs, if any, are amortized over the term of the related debt using the effective interest method.

Interest expense is recognized over the term of the borrowing.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities measured at fair value on a recurring basis.

ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 quoted prices.

●	Level 3: Unobservable inputs reflecting the Company’s own assumptions.

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation.

Stock-based compensation is measured at the grant-date fair value of the equity instruments issued and is recognized as compensation expense over the requisite service period, if any.

If equity instruments are issued for services and the fair value of the services is more reliably measurable than the fair value of the equity instruments, the Company measures the transaction based on the fair value of the services received.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when those differences are reversed.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Segment Reporting

The Company operates in a single operating segment focused on mineral asset acquisition, evaluation, and development. Accordingly, the Company has one reportable segment.

(3) Recent Accounting Pronouncements

The Company regularly monitors and evaluates new accounting standards issued by the Financial Accounting Standards Board (“FASB”).

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure requirements for reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard.

Other than the standards described above, management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

(4) Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has not yet generated significant revenues from its principal operations and has incurred operating losses as it advances its mineral asset projects. Management has historically funded operations through the issuance of equity securities, debt arrangements, and related financing activities.

In accordance with ASC 205-40, management is required to evaluate, and has evaluated, whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

Management’s plans include raising additional capital through equity or debt financings, advancing its mineral asset projects toward revenue-generating operations, and pursuing strategic transactions or asset-level financings. The Company has historically been successful in obtaining capital to support its operations. Management believes these plans are probable of being effectively implemented and are expected to mitigate any such conditions or events.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these conditions include raising capital through equity or debt financings, entering into strategic partnerships or joint ventures, and monetizing mineral assets or related opportunities. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. However, there can be no assurance that future financing will be available on acceptable terms or at all.

(5) Business Combinations

On December 31, 2024, the Company completed the acquisition of California Precious Metals LLC (“CPM”) and Peeples, Inc. (“Peeples”) pursuant to a transaction with NMC. The results of these acquisitions are reflected in the Company’s consolidated financial statements as of the acquisition date.

Peeples, Inc.

The acquisition of Peeples was determined to constitute a business under ASC 805, Business Combinations, and was accounted for as a business combination. Peeples held previously processed mine tailings classified as chattel (personal property), a written mine development plan, technical documentation, and strategic relationships necessary to advance operations. These materials were not unprocessed in-situ mineral resources, but rather previously processed tailings that functioned economically as inventory-type material supported by technical and metallurgical data.

California Precious Metals LLC

The acquisition of CPM was treated as an asset acquisition, as the acquired set of assets did not meet the definition of a business under ASC 805. CPM held mineral leases and related rights without supporting infrastructure, workforce, or business activity.

Consideration and Allocation

The total consideration for the transaction was approximately $432 million, consisting primarily of the issuance of 6.9 million shares of Series NMC $25 Convertible Preferred Stock and 6.9 million warrants to purchase the same. The Company also assumed approximately $5 million of liabilities associated with the acquired entities.

The Series NMC Convertible Preferred Stock included a structured sinking fund repurchase feature providing for a minimum repurchase price of $25.40 per share, which accretes at a rate of 5% per year. This feature was considered in determining the fair value of the securities issued.

The fair value of the consideration transferred was determined based on the fair value of the securities issued, consistent with ASC 805. Management determined that the fair value of the consideration transferred approximated the fair value of the net assets acquired based on the valuation analyses performed in connection with the transaction.

The Company allocated the consideration among the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date. Substantially all of the assigned value was attributed to the previously processed mine tailings classified as chattel (personal property) acquired in the Peeples transaction. The two mineral leases held by California Precious Metals and the approximately 377.11-acre Arizona State Land Department lease held by Peeples were recorded at their allocated fair values based on management’s analysis.

These valuations were not based on proven or probable reserves, but rather reflected strategic value, development potential, technical data, and related intellectual property associated with the acquired materials.

No goodwill was recognized in connection with these acquisitions.

The resulting assets and liabilities acquired form a significant portion of the Company’s consolidated balance sheet as of December 31, 2025.

Acquisition-related costs were expensed as incurred.

(6) Revenue Recognition

The Company has not recognized revenue from its principal operations during the reporting period. Revenue recognition policies are established in accordance with ASC 606, Revenue from Contracts with Customers.

The Company expects to generate future revenue through the sale of minerals and the matched purchase and sale transactions involving precious metals. Revenue will be recognized when control of the product or service is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenue is expected to be recognized at a point in time when control transfers, typically upon delivery or transfer of title, depending on the terms of the underlying agreements.

No disaggregated revenue disclosures are presented since the Company did not generate revenue from its principal operations during the reporting period.

(7) Accounts Receivable / Credit Losses

As of December 31, 2025, and 2024, the Company had no material accounts receivable.

The Company has adopted the provisions of ASC 326, Financial Instruments—Credit Losses, and will apply the current expected credit loss (“CECL”) model to future accounts receivable as they arise.

When accounts receivable are recorded, an allowance for credit losses will be established based on historical experience, current economic conditions, and reasonable forecasts.

(8) Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with ASC 330.

Inventory, when held, consists of finished or near-finished precious metal products, such as doré bars, bullion, or metals held for matched purchase and sale transactions, that are intended for sale in the ordinary course of business within a reasonable operating cycle.

Materials requiring substantial processing, development, or capital expenditure before becoming saleable, including mine tailings and similar materials, are not classified as inventory and are instead presented as mineral assets or other long-lived assets, as appropriate.

As of December 31, 2025, and 2024, the Company did not report any inventory on its consolidated balance sheets.

(9) Property, Plant and Equipment

Property and equipment are recorded at historical cost. Major additions and improvements that extend the useful life or functionality of an asset are capitalized, while routine repairs and maintenance are expensed as incurred.

Depreciation and Depletion

Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Category	Estimated Useful Life
Office and computer equipment	3 – 7 years
Machinery and processing equipment	5 – 10 years

For assets associated with mineral recovery operations, the Company capitalizes costs that are directly attributable to acquiring, constructing, and placing the asset into service in accordance with GAAP. When depletion is applicable to resource-based assets, the Company uses the unit-of-production method to allocate the capitalized cost over the volume of resource extracted during the reporting period. No depletion expense has been recorded to date due to the absence of production.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying value exceeds those cash flows, an impairment loss is recognized equal to the difference between the asset’s carrying amount and its estimated fair value in accordance with ASC 360, Property, Plant, and Equipment.

No depreciation or impairment expense was recorded during the periods presented, as the Company’s equipment remained in storage and was not placed into service during those periods.

(10) Mineral Properties / Intangible Assets / Goodwill

Accounting Policy

Mineral properties are classified as either tangible or intangible assets depending on the nature of the rights acquired:

●	Mineral Rights (Intangible Assets): Rights to explore or extract minerals from specific properties.

●	Mine Development and Infrastructure (Tangible Assets): Includes stripping, drilling, road access, tailings-related infrastructure, and other capitalized site-development activities.

The Company capitalizes acquisition costs, including legal and other directly attributable expenses, when control of a mineral interest is obtained.

Exploration and evaluation expenditures are capitalized when they relate to specific mineral properties and management concludes that future economic benefits are probable. Regional or preliminary exploration expenditures not directly attributable to a specific property are expensed as incurred.

Development expenditures are capitalized once technical feasibility and commercial viability are demonstrable.

All mineral properties currently held by the Company are not yet in commercial production. Accordingly, no depletion, depreciation, or amortization has been recorded. Once production begins, tangible mineral property costs will be depreciated using the units-of-production method, and intangible mineral rights will be amortized over the estimated reserve life or evaluated for impairment if not yet placed in service.

Carrying Value and Impairment

The Company evaluates its mineral properties for impairment indicators in accordance with ASC 360-10, Property, Plant, and Equipment. Assets are written down to fair value if events or changes in circumstances indicate that their carrying amount may not be recoverable. As of the reporting date, no such indicators have been identified.

Standalone mineral leases for which no separate consideration was paid and for which no independently measurable fair value is available are carried at a value of $0. These leases represent enabling legal rights associated with the underlying mineral assets and are evaluated as part of the related asset group for impairment purposes.

Business Combinations and Fair Value Allocation

Mineral interests acquired in a business combination are recorded at fair value as of the acquisition date in accordance with ASC 805. Fair value is determined using market-participant assumptions and appropriate valuation techniques consistent with ASC 820.

On December 31, 2024, the Company acquired California Precious Metals LLC and Peeples Inc., which together held three mineral properties and previously processed mine tailings. The Peeples acquisition was accounted for as a business combination.

The acquired set included:

●	Previously processed mine tailings;

●	A mineral lease providing site access;

●	A written mine development plan;

●	Technical, metallurgical, and environmental datasets; and

●	Associated project documentation and operational relationships.

These elements were evaluated collectively in determining the acquisition-date fair value of the identifiable net assets acquired and the appropriate accounting treatment under ASC 805, as described in the Company’s Form 10 and related correspondence with the SEC Staff.

Based on the acquisition-date fair value of the consideration transferred, the Company recorded identifiable net assets of approximately $432,000,000. No goodwill was recognized.

Net Assets Acquired

Assets and Liabilities Recognized	Gross Carrying Amount	Accumulated Depreciation	Amount
Peeples, Inc - Previously processed mine tailings, including associated mineral lease, mine plan, permitting, and technical documentation	$432,000,000	$0	$432,000,000
Peeples, Inc. – mineral lease (377.11 acres)	$0	$0	$0
California Precious Metals LLC – exploratory leases	$0	$0	$0
Goodwill	$0	$0	$0
Total	$432,000,000	$0	$432,000,000

The table above reflects the acquisition-date fair value assigned to the mineral assets acquired through the business combination under ASC 805. The tailings asset is supported by a substantial body of historical engineering, metallurgical, and technical data.

During the current period, the Company engaged an independent Qualified Person to conduct a multi-phase technical evaluation of the Skull Valley tailings as an initial step toward potential future technical reporting under Regulation S-K Subpart 1300. The Company cannot predict the timing or outcome of this evaluation, and there is no assurance that any mineral resources or reserves will be established under S-K 1300 standards.

As of the reporting date, the properties remain under evaluation, and no indicators of impairment have been identified. No depletion or amortization has been recorded.

(11) Leases

As of the reporting date, the Company maintains two categories of lease arrangements:

●	Operating leases, which are accounted for under ASC 842, Leases; and

●	Mineral leases, which provide rights to explore or develop mineral properties and are accounted for in accordance with ASC 930, Extractive Activities – Mining, and ASC 360, Property, Plant, and Equipment.

The accounting treatment depends on the nature and purpose of the lease, as described below.

Operating Leases

The Company has entered into short-term, low-value lease arrangements for shared office and miscellaneous space. These arrangements qualify for the short-term lease exemption under ASC 842 and are not recorded on the balance sheet. Lease payments are recognized as expense over the lease term.

As of the reporting date, the Company does not maintain any finance leases or long-term operating leases that require recognition of right-of-use (“ROU”) assets or lease liabilities under ASC 842.

Mineral Leases

The Company holds certain mineral lease agreements through its wholly owned subsidiaries that provide rights to explore and potentially develop mineral properties.

Annual lease payments, minimum annual guarantee payments, and related insurance costs are recognized as expense as incurred.

Costs directly attributable to evaluating or advancing a specific mineral property, such as engineering studies, surveys, and other site-specific technical work, are capitalized as part of the related mineral asset in accordance with ASC 930 and ASC 360.

As of the reporting date, no right-of-use assets or lease liabilities have been recognized under ASC 842 with respect to mineral leases, as these arrangements represent mineral property interests accounted for under the extractive activities model rather than operating or financing leases.

(12) Debt / Notes Payable

The Company previously had four promissory notes outstanding with an aggregate principal balance of $117,500, all of which were issued between 2012 and 2021 by prior management to unaffiliated third parties. For an extended period, the Company had not made payments on these instruments and had not received demands for payment or other communications from the noteholders.

Management evaluated the status of these obligations under applicable statutes of limitation governing enforcement of debt instruments and, based on that evaluation and consultation with legal counsel, concluded that claims for repayment are time-barred and not enforceable. In reaching this conclusion, management considered, among other factors, the absence of creditor activity for many years and the absence of tolling agreements, waivers, acknowledgments, or other events that would extend or revive the applicable limitations period.

Accordingly, during the third quarter of 2025, the Company derecognized the full aggregate principal balance of these obligations pursuant to ASC 405-20-40-1(b). The corresponding gain on extinguishment was recognized in other income during the year ended December 31, 2025.

The Company continues to monitor communications and claims, if any, relating to historical obligations.

(13) Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which those differences are expected to reverse.

During 2024, the Company filed delinquent federal income tax returns covering prior tax years. Based on those filings, the Company reported net operating loss carryforwards (“NOLs”) of approximately $8.7 million for federal income tax purposes. These filings remain subject to examination by the Internal Revenue Service, and no confirmation of the reported NOL amounts has been received.

Under ASC 740, tax benefits are recognized only when it is more likely than not that the position will be sustained upon examination by taxing authorities. Due to the uncertainty surrounding the ultimate acceptance of the reported NOL amounts, the Company has not recognized a deferred tax asset related to these reported carryforwards as of December 31, 2025.

For the years ended December 31, 2025, and 2024, the Company did not record a current or deferred income tax expense or benefit.

The Company will continue to evaluate its tax positions and will recognize any deferred tax assets when the recognition threshold under ASC 740 is met.

(14) Equity / Capital Stock / Earnings per Share

Capital Structure

The Company’s authorized capital stock consists of:

●	20,000,000,000 shares of common stock, no par value;

●	105,000 shares of Series A Preferred Stock, no par value;

●	33,000 shares of Series B Preferred Stock, no par value;

●	100,000 shares of Series C Preferred Stock, no par value;

●	35,000 shares of Series D Preferred Stock, $25 par value;

●	7,100,000 shares of Series NMC Preferred Stock, $25 par value; and

●	42,627,000 shares of undesignated preferred stock, no par value.

As of December 31, 2025, and December 31, 2024, the following classes and series of capital stock were authorized and issued and outstanding. The table below also summarizes the par value, voting rights, and conversion terms applicable to each class and series.

Series	Par Value	Authorized	Outstanding 12/31/2025	Outstanding 12/31/2024	Votes Per Share	Conversion Ratio
Common	No par	20,000,000,000	6,211,776,842	4,347,776,842	1 vote per share	N/A
Series A	No par	105,000	105,000	105,000	3,000 votes per share	None
Series B	No par	33,000	13,500	13,500	1,000 votes per share	1 : 1,000
Series C	No par	100,000	9,404	8,249	400,000 votes per share	1 : 400,000
Series D	$25 par	35,000	0	700	25,000 votes per share	1 : 25,000
Series NMC	$25 par	7,100,000	6,900,000	6,900,000	500 votes per share	1 : 500
Undesignated Preferred Stock	No par	42,627,000	0	0	N/A	N/A

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to shareholders. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, subject to any preferential rights of outstanding preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the Company’s assets remaining after payment of liabilities and satisfaction of any preferential rights of preferred stockholders. As of December 31, 2025, and December 31, 2024, there were 6,211,776,842 and 4,347,776,842 shares of common stock issued and outstanding, respectively.

Preferred Stock

Series A Preferred Stock

The Series A Preferred Stock is non-convertible and entitles the holder to 3,000 votes per share on all matters submitted to shareholders. The Series A Preferred Stock does not carry dividend rights or liquidation preferences separate from common stock unless otherwise provided in its certificate of designation. As of December 31, 2025, and December 31, 2024, there were 105,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock. Each share carries 1,000 votes per share on matters submitted to shareholders. The Series B Preferred Stock does not have a mandatory redemption feature. As of December 31, 2025, and December 31, 2024, there were 13,500 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock does not carry dividend rights or liquidation preferences separate from common stock unless otherwise provided in its certificate of designation.

Series C Preferred Stock

Each share of Series C Preferred Stock is convertible into 400,000 shares of common stock. Each share carries 400,000 votes per share. Conversion terms are fixed and not subject to variable price adjustments. The Series C Preferred Stock does not contain a mandatory redemption provision. As of December 31, 2025, and December 31, 2024, there were 9,404 and 8,249 shares of Series C Preferred Stock issued and outstanding, respectively. The Series C Preferred Stock does not carry dividend rights or liquidation preferences separate from common stock unless otherwise provided in its certificate of designation.

Series D Preferred Stock

Each share of Series D Preferred Stock is convertible into 25,000 shares of common stock and carries 25,000 votes per share. As of December 31, 2025, and December 31, 2024, there were 0 and 700 shares of Series D Preferred Stock issued and outstanding, respectively. The Series D Preferred Stock does not carry dividend rights or liquidation preferences separate from common stock unless otherwise provided in its certificate of designation.

Series NMC Preferred Stock

Each share of Series NMC Preferred Stock is convertible into 500 shares of common stock and carries 500 votes per share. As of December 31, 2025, and December 31, 2024, there were 6,900,000 shares of Series NMC Preferred Stock issued and outstanding. The Series NMC Preferred Stock does not carry dividend rights or liquidation preferences separate from common stock unless otherwise provided in its certificate of designation.

The Series NMC Preferred Stock includes a structured sinking fund repurchase mechanism pursuant to which the Company may, at its discretion, make repurchase offers to holders from time to time. The repurchase price accretes at a rate of 5% per annum, subject to a minimum repurchase price of $25.40 per share.

Upon the making of a repurchase offer, each holder must elect either to accept the repurchase price in cash or to convert such holder’s shares into common stock pursuant to the stated conversion ratio. The holder’s election is final with respect to that offer.

The Series NMC Preferred Stock does not contain a fixed redemption date and does not provide holders with the unilateral right to require cash redemption absent a Company-initiated offer. Accordingly, the Series NMC Preferred Stock is classified as equity in accordance with ASC 480.

Undesignated Preferred Stock

The Company is authorized to issue 42,627,000 shares of undesignated preferred stock. The Board of Directors has the authority, without further shareholder approval, to issue such shares in one or more series and to determine the voting rights, dividend rights, conversion features, liquidation preferences, and other terms of each series. No shares of undesignated preferred stock were issued or outstanding as of December 31, 2025, or 2024.

Common Stock Activity

During the year ended December 31, 2024, the Company reclaimed and cancelled 9,544,690 shares of common stock pursuant to the Final Judgment in SEC v. Keener (1:20-cv-21254-BB), reducing the number of shares outstanding. As of December 31, 2024, the Company had 4,347,776,842 shares of common stock issued and outstanding.

During the year ended December 31, 2025, the Company issued an aggregate of 1,864,000,000 shares of common stock, increasing the total shares outstanding from 4,347,776,842 at December 31, 2024, to 6,211,776,842 at December 31, 2025.

Significant issuances during the year included:

●	1,500,000,000 shares issued upon conversion of 60,000 shares of Series D Preferred Stock at the stated conversion rate of 25,000 common shares per preferred share;

●	342,000,000 shares issued upon conversion of 855 shares of Series C Preferred Stock at the stated conversion rate of 400,000 common shares per preferred share;

●	17,000,000 shares issued in exchange for equity securities of Creatd, Inc.; and

●	5,000,000 shares issued for investor awareness consulting services.

All issuances were recorded at fair value on the respective issuance dates, with corresponding amounts recognized in additional paid-in capital.

Preferred Stock Activity

Series A Preferred Stock Activity During the Period

There were 105,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025, and December 31, 2024, and no issuances, conversions, or other changes occurred during the period.

Series B Preferred Stock Activity During the Period

There were 13,500 shares of Series B Preferred Stock issued and outstanding as of December 31, 2025, and December 31, 2024, and no issuances, conversions, or other changes occurred during the period.

Series C Preferred Stock Activity During the Period

During the year ended December 31, 2024, the Company issued shares of Series C Preferred Stock for aggregate recorded consideration of $429,480, consisting of a combination of cash and non-cash asset contributions, resulting in 8,249 shares issued and outstanding, represented by a balance of $499,485 at December 31, 2024.

During the year ended December 31, 2025, the Company issued 2,010 shares of Series C Preferred Stock for aggregate recorded consideration of $431,700. During the same period, 855 shares of Series C Preferred Stock were converted into 342,000,000 shares of common stock at the stated conversion rate of 400,000 common shares per preferred share, and the carrying value of $102,600 associated with those shares was reclassified to additional paid-in-capital. As a result, Series C Preferred Stock increased from 8,249 shares, represented by a balance of $499,485 at December 31, 2024, to 9,404 shares, represented by a balance of $828,585 at December 31, 2025.

Series D Preferred Stock Activity During the Period

During the year ended December 31, 2024, the Company issued 700 shares of Series D Preferred Stock for aggregate recorded consideration of $17,500, consisting of a combination of cash and non-cash asset contributions, resulting in 700 shares issued and outstanding at December 31, 2024.

During the year ended December 31, 2025, the Company issued 59,300 shares of Series D Preferred Stock for aggregate recorded consideration of $1,482,500, consisting of a combination of cash and non-cash asset contributions, recorded at fair value on the issuance dates.

During the same period, 60,000 shares of Series D Preferred Stock, including the 700 shares outstanding at December 31, 2024, were converted into 1,500,000,000 shares of common stock at the stated conversion rate of 25,000 common shares per preferred share, and the related carrying value of $1,500,000 was reclassified to additional paid-in capital.

As a result, Series D Preferred Stock decreased from 700 shares, represented by a balance of $17,500 at December 31, 2024, to zero shares outstanding at December 31, 2025.

Series NMC Preferred Stock Activity During the Period

There were 6,900,000 shares of Series NMC Preferred Stock issued and outstanding as of December 31, 2025, and December 31, 2024, and no issuances, conversions, or redemptions occurred during the period.

Warrants and Contractual Purchase Rights

As of December 31, 2024, the Company had outstanding contractual purchase rights and warrants exercisable into 5,847,900,000 shares of common stock, consisting of 3,201 Series C contractual purchase rights, 2,750 Series C warrants, 700 Series D warrants, and 6,900,000 Series NMC warrants. Changes during the year ended December 31, 2025, primarily reflect the exercise of certain Series C contractual purchase rights and the issuance of additional Series D warrants in connection with financing transactions. The net increase in shares issuable during 2025 was primarily attributable to the issuance of Series D warrants issued in connection with financing transactions involving Series D Convertible Preferred Stock, partially offset by the exercise of certain Series C contractual purchase rights.

As of December 31, 2025, the Company had outstanding contractual purchase rights and warrants exercisable pursuant to fixed contractual terms as defined in the respective agreements. These instruments are classified as equity in accordance with ASC 815-40 and ASC 480, as they are indexed to the Company’s own stock and do not require net cash settlement or otherwise meet the criteria for liability classification.

The following table summarizes these instruments as of December 31, 2025:

Instrument	Instruments Outstanding	Common Shares Issuable per Instrument	Total Common Shares Issuable
Series C contractual purchase rights (bespoke options)	1,861	400,000	744,400,000
Series C warrants	2,750	400,000	1,100,000,000
Series D warrants	60,000	25,000	1,500,000,000
Series NMC warrants	6,900,000	500	3,450,000,000
Total	—	—	6,794,400,000

If exercised in full, these contractual purchase rights and warrants would result in the issuance of up to 6,794,400,000 additional shares of the Company’s common stock, resulting in substantial dilution to existing common shareholders.

Convertible Preferred Stock

As of December 31, 2024, the Company had outstanding convertible preferred stock that was convertible into 6,780,600,000 shares of common stock pursuant to fixed conversion ratios.

As of December 31, 2025, the Company had outstanding shares of convertible preferred stock that were convertible into shares of the Company’s common stock pursuant to fixed conversion ratios defined in the respective certificates of designation. These preferred shares are classified as equity in accordance with ASC 480 and ASC 815-40.

The following table summarizes the preferred stock outstanding and the number of common shares issuable upon conversion as of December 31, 2025:

Series	Preferred Shares Outstanding	Conversion Ratio (Common per Preferred)	Common Shares Issuable
Series B Convertible Preferred Stock	13,500	1,000	13,500,000
Series C Convertible Preferred Stock	9,404	400,000	3,761,600,000
Series NMC Convertible Preferred Stock	6,900,000	500	3,450,000,000
Total	—	—	7,225,100,000

If fully converted, these preferred shares would result in the issuance of up to 7,225,100,000 additional shares of common stock.

Equity Classification of Convertible Instruments, Contractual Purchase Rights, and Warrants

All outstanding convertible preferred stock, contractual purchase rights, and warrants are classified as equity instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. These instruments are indexed to the Company’s own common stock and provide for settlement through the issuance of a fixed or determinable number of shares. None of these instruments require or permit net cash settlement, and the Company does not have an obligation to repurchase or redeem the instruments for cash or other assets. Accordingly, these instruments meet the criteria for equity classification and are presented as components of shareholders’ equity in the accompanying consolidated balance sheets.

Shares Reserved for Future Issuance

As of December 31, 2025, approximately 14,019,500,000 shares of the Company’s common stock were potentially issuable upon conversion of outstanding convertible preferred stock and the exercise of outstanding contractual purchase rights and warrants. The Company had 13,788,223,158 authorized but unissued shares of common stock available as of that date. Accordingly, the number of shares issuable upon conversion and exercise exceeded the number of authorized but unissued shares available as of December 31, 2025. The Company does not have a present obligation to issue shares in excess of its authorized share capital, and issuance of any additional shares beyond the authorized amount would require shareholder approval to amend the Company’s Certificate of Formation. No liability has been recorded in connection with these instruments, as settlement in shares in excess of authorized amounts is not presently required and remains subject to corporate authorization.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income attributable to common stockholders reflects the deduction of cumulative dividends on the Company’s Series A Preferred Stock totaling $10,500 for the year ended December 31, 2024. For the year ended December 31, 2025, the Company reported a net loss and therefore the Series A preferred dividend was not deducted in computing loss per share.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company applies the if-converted method for convertible preferred stock and the treasury stock method for warrants and contractual rights, in accordance with ASC 260.

The following table sets forth the computation of earnings (loss) per share:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net income (loss)	$(291,519)	$396,762
Less: Series A preferred dividend	—	$(10,500)
Net income (loss) attributable to common stockholders	$(291,519)	$386,262
Weighted average shares – basic	4,835,385,747	4,352,178,005
Basic earnings (loss) per share	$(0.00006)	$0.000089
Weighted average shares – diluted	4,835,385,747	5,953,338,005
Diluted earnings (loss) per share	$(0.00006)	$0.000065

During the year ended December 31, 2024, diluted earnings per share reflects the inclusion of incremental shares resulting from in-the-money Series C contractual purchase rights and Series C warrants, calculated using the treasury stock method in accordance with ASC 260-10-45-11. The weighted average shares outstanding were increased by 501,160,000 shares related to contractual purchase rights and 1,100,000,000 shares related to warrants, resulting in total diluted weighted average shares outstanding of 5,953,338,005.

For the year ended December 31, 2025, the Company reported a net loss. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Potentially dilutive securities excluded for 2025 included:

●	Series A Preferred Stock

●	Series B Preferred Stock

●	Series C Convertible Preferred Stock

●	Series D Convertible Preferred Stock

●	Series NMC $25 Convertible Preferred Stock

●	Outstanding warrants and contractual purchase rights

For the year ended December 31, 2024, diluted earnings per share reflects the inclusion of dilutive contractual purchase rights and warrants calculated using the treasury stock method. Convertible preferred stock was excluded because its inclusion would have been anti-dilutive.

(15) Stock-Based Compensation

Accounting Policy

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Equity instruments issued in exchange for goods or services are measured at their grant-date fair value and recognized as compensation expense over the requisite service period. When equity instruments are fully vested at grant but relate to future service obligations, the Company records the grant-date fair value as a prepaid asset and amortizes such amount ratably over the service period.

Investment Banking Services

During the year ended December 31, 2025, the Company issued Series C Convertible Preferred Stock in exchange for investment banking services under two separate agreements with different investment banking firms.

In February 2025, the Company issued 90 shares of Series C Convertible Preferred Stock. The shares were fully vested at grant. The aggregate grant-date fair value of these shares was $39,600, which was recognized as expense during the year ended December 31, 2025. Pursuant to the agreement, if no financing transaction occurs during the engagement term, the service provider has agreed to return 50% of the shares issued. As of December 31, 2025, all shares remain issued and outstanding.

In a separate ten-month investment banking engagement beginning in 2025 with a different investment banking firm, the Company granted a minimum of 50 shares of Series C Convertible Preferred Stock. The aggregate grant-date fair value of these shares was determined to be $134,000. Although the shares were fully vested at grant, they relate to a ten-month service obligation. Accordingly, the Company recorded the grant-date fair value as prepaid consulting expense and recognizes compensation expense ratably over the service period. During the year ended December 31, 2025, the Company recognized $26,800 of expense related to this engagement. As of December 31, 2025, $107,200 remained unrecognized and is included in prepaid expenses.

Investor Outreach Services

In October 2025, the Company issued 5,000,000 shares of common stock in exchange for investor awareness consulting services under a six-month agreement.

The aggregate grant-date fair value of the shares was determined to be $31,000. Because the shares relate to a six-month service period, the Company recorded the fair value as prepaid consulting expense and recognizes compensation expense ratably over the service term. During the year ended December 31, 2025, the Company recognized $10,333 of stock-based compensation expense related to this agreement. As of December 31, 2025, $20,667 remained unrecognized and is included in prepaid expenses.

Total Stock-Based Compensation Expense

For the year ended December 31, 2025, the Company recognized total stock-based compensation expense of $81,733. Included in this amount is $5,000 related to a pricing discount provided in connection with a Series C preferred stock issuance.

(16) Commitments and Contingencies

The Company evaluates commitments and contingencies in accordance with ASC 450, Contingencies. A liability is recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. If a loss is reasonably possible but not probable, the Company discloses the nature of the contingency and an estimate of possible loss, or a statement that such estimate cannot be made.

The Company may be subject to contractual commitments, regulatory matters, environmental obligations, indemnification arrangements, guarantee arrangements, and legal proceedings in the ordinary course of business. As of December 31, 2025, the Company is not aware of any such matters that would have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company may receive informal assertions relating to legacy activities and matters, including historical financial instruments or alleged obligations. As of December 31, 2025, management does not believe any such matters require accrual or disclosure of a loss contingency.

Legal proceedings and related loss contingencies are discussed in Note (18).

(17) Fair Value Measurements (ASC 820)

Fair Value of Financial Instruments

The Company evaluates and discloses the fair value of its financial instruments in accordance with ASC 820, Fair Value Measurement and ASC 825, Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-level hierarchy for fair value measurements based on the observability of inputs:

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

Investments in Marketable Securities

As of December 31, 2025, the Company held restricted, marketable equity securities that are carried at fair value based on Level 1 inputs. These securities are measured at fair value at each reporting date, with unrealized gains and losses recognized in Other Income / (Expense) in the Statement of Operations. The Company’s cost basis in these securities was $25,500, and their fair value as of December 31, 2025, was $51,300. Accordingly, the Company recognized an unrealized gain of $25,800 for the year ended December 31, 2025.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(18) Legal Proceedings / Litigation Reserves

As of December 31, 2025, the Company was not a party to any pending or threatened legal proceedings that are expected to have a material effect on its financial condition, results of operations, or cash flows.

In accordance with ASC 450, Contingencies, the Company evaluates potential legal exposures and records a liability when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2025, no loss contingencies have been recorded and no litigation reserves have been established.

(19) Related Party Transactions (ASC 850)

During the year ended December 31, 2025, the Company engaged in transactions with related parties in the ordinary course of business.

Consulting Arrangements

During 2025, the Company received consulting services from:

●	MIS Consulting, Inc. (“MIS”), an entity owned and controlled by the Company’s President and Chief Executive Officer;

●	Abstract Concepts 1618 LLC (“Abstract”), a regularly engaged and compensated consultant of the Company; and

●	CRD News LLC (“CRD”), an entity owned and controlled by the Company’s President.

MIS provides consulting services to the Company pursuant to a consulting agreement substantially similar in form to the agreements used with other consultants. James Burgauer serves as the designated consultant on behalf of MIS.

Abstract provides consulting services to the Company pursuant to a consulting agreement substantially similar in form to the agreements used with other consultants. Lloyd Hendricks III is the manager of Abstract and serves as the designated consultant servicing the Company’s engagement.

CRD provides investor list rental, email distribution services, list management, and related support services in the ordinary course of business. CRD also processes certain third-party pass-through costs on behalf of the Company, which are reimbursed by the Company. No amounts were outstanding to CRD as of December 31, 2025.

Compensation for consulting and service arrangements was approved by management and is reflected in the accompanying financial statements.

Regulation D Private Offering

The Company commenced a private offering of Series D Preferred Stock pursuant to Regulation D, Rule 506(c), with a date of first sale of December 31, 2024, as reported on Form D. The offering continued through 2025 with a target raise of $1,500,000.

At the time Abstract participated in 2025, approximately $120,000 in subscriptions had already been received from other investors.

Abstract participated in the offering and acquired 48,000 shares of Series D Preferred Stock, with an aggregate stated value of approximately $1,200,000, together with 48,000 warrants in accordance with the terms of the offering. These Series D shares were immediately converted into 1,200,000,000 shares of common stock pursuant to the stated conversion ratio of 25,000 shares of common stock for each share of Series D Preferred Stock.

Commodity Capital Advisors LLC (“Commodity Capital”), an entity managed by Abstract and partially owned by Abstract and the two adult children of the Company’s President, also participated in the offering and acquired 7,200 shares of Series D Preferred Stock, with an aggregate stated value of approximately $180,000, together with warrants in accordance with the terms of the offering, and immediately converted them into 180,000,000 shares of the Company’s common stock pursuant to the stated conversion ratio of 25,000 shares of common stock for each share of Series D Preferred Stock.

The participation by Abstract and Commodity Capital enabled the Company to complete the $1,500,000 target offering amount.

The subscription consideration for the purchases by Abstract and Commodity Capital was satisfied through the transfer by Abstract to the Company, in full payment, of a derivative, fixed, terminating production payment royalty interest carved solely from Abstract’s existing royalty interest in an external project unrelated to the Company’s operations.

In connection with the subscription transactions, the Company granted Abstract and Commodity Capital a contractual option to repurchase the transferred royalty interests. The option is exercisable at a price equal to 110% of the respective subscription amounts, with such repurchase price increasing at a rate of 2% per month, compounded monthly. The repurchase feature constitutes a contractual option only and does not create any obligation of the Company to repurchase or redeem any securities or otherwise repay any amount. The repurchase feature does not constitute indebtedness and does not obligate the holders to exercise.

Related Party Line of Credit

During the year ended December 31, 2025, MIS provided working capital financing to the Company pursuant to a revolving Line of Credit Agreement dated December 1, 2025. The Credit Line permits borrowings up to a maximum outstanding principal balance of $100,000. Advances under the facility accrue interest at rates agreed upon by the parties for each borrowing, but not less than the Applicable Federal Rate (AFR).

The Credit Line is unsecured and payable on demand.

As of December 31, 2025, approximately $6,000 was outstanding under the Credit Line.

During 2025, Abstract advanced approximately $3,000 to the Company, which was repaid shortly thereafter.

Related Party Guarantee

In December 2025, the Company entered into a General Indemnity Agreement in connection with a surety bond issued by Indemnity National Insurance Company relating to the Company’s mineral lease operations. Under the agreement, the Company’s President executed the indemnity in his individual capacity as an indemnitor, thereby personally guaranteeing certain obligations of the Company under the bond. The Company did not provide additional consideration in exchange for this personal indemnity.

Routine Expense Reimbursements

Because the Company does not maintain corporate credit cards, the Company’s President regularly uses personal credit facilities to pay routine business expenses on behalf of the Company. A detailed accounting of such expenses is provided monthly, and the Company reimburses such amounts in the ordinary course of business. These reimbursements are non-interest-bearing and are not considered financing arrangements.

Outstanding Related Party Balances

As of December 31, 2025, amounts due to related parties included:

●	approximately $7,700 payable to MIS for consulting services rendered in the ordinary course of business;

●	approximately $7,200 payable to Abstract for consulting services rendered in the ordinary course of business; and

●	approximately $6,923 payable to the Company’s President for routine business expenses charged to personal credit facilities and reimbursable in the ordinary course of business.

These balances were unsecured and are expected to be settled in the ordinary course of business. Amounts outstanding under the MIS Line of Credit are separate obligations governed by the Credit Agreement described above.

(20) Subsequent Events (ASC 855)

The Company has evaluated events subsequent to December 31, 2025, through the date these financial statements were issued, in accordance with ASC 855, Subsequent Events. The following non-recognized subsequent events were identified:

Arizona State Land Department Lease Renewal

Subsequent to December 31, 2025, the Company obtained renewal of its Arizona State Land Department mineral lease. In connection with the renewal process, the Company was assessed renewal-related amounts relating to prior periods. Certain of these amounts were paid in 2026, and discussions with the Arizona State Land Department regarding the remaining assessments are ongoing. The renewal extends the Company’s rights under the lease pursuant to the terms of the agreement.

Frost Bank Banking Arrangement

Subsequent to December 31, 2025, the Company entered into a banking arrangement with Frost Bank. In connection with such arrangement, the Company’s President personally guaranteed certain obligations of the Company. No liability has been recorded in the accompanying financial statements related to this guarantee.

Issuance of Contractual Purchase Rights

Subsequent to December 31, 2025, during the month of January 2026, the Company issued additional contractual purchase rights (“bespoke options”) to acquire up to 375 shares of Series C Convertible Preferred Stock pursuant to consulting and other service provider arrangements. Each share of Series C Convertible Preferred Stock is convertible into 400,000 shares of the Company’s common stock. Accordingly, if fully exercised and converted, these contractual purchase rights would result in the issuance of up to 150,000,000 shares of common stock.

These contractual purchase rights were issued pursuant to contractual arrangements with service providers and did not result in the issuance of any preferred or common shares as of the date of these financial statements. As of the date of issuance of these financial statements, none of these contractual purchase rights had been exercised.

Exercise of Series C Preferred Purchase Options

Subsequent to December 31, 2025, on March 10, 2026, the Company’s President exercised options to acquire 125 shares of Series C Convertible Preferred Stock at an exercise price of $120 per share. Each share of Series C Convertible Preferred Stock is convertible into 400,000 shares of the Company’s common stock. This event occurred subsequent to December 31, 2025, and therefore no adjustment has been made to the accompanying consolidated financial statements.

Return and Cancellation of Series C Preferred Stock

In the first quarter of 2026, the Company and Alpine Securities Corporation mutually agreed to the return and cancellation of 45 shares of Series C Preferred Stock that had previously been issued in connection with investment banking and related services. The shares were returned to the Company and cancelled. The Company expects to reverse the related stock-based compensation expense and additional paid-in capital associated with these shares in its financial statements for the period ending March 31, 2026. This event occurred subsequent to December 31, 2025, and therefore no adjustment has been made to the accompanying consolidated financial statements.

Other Subsequent Events

No other subsequent events requiring disclosure were identified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer (who is the same individual), evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, due to the material weakness in internal control over financial reporting described under “Material Weakness in Internal Control Over Financial Reporting” below. Notwithstanding this material weakness, management believes that the Company’s financial statements fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness described under “Material Weakness in Internal Control Over Financial Reporting” below.

Material Weakness in Internal Control Over Financial Reporting

Management has identified a material weakness in the Company’s internal control over financial reporting due to a lack of segregation of duties. Because of the Company’s limited personnel, one individual currently performs substantially all accounting and financial reporting functions, which limits the Company’s ability to implement adequate segregation of duties and certain other internal controls.

To assist in addressing this limitation, management engages outside legal counsel, accounting consultants, and its independent auditors when considered necessary to provide additional review and expertise. Management has also been working to improve internal control procedures; however, as long as the Company’s accounting and financial reporting functions remain concentrated in a single individual, the material weakness related to segregation of duties will continue to exist.

Management intends to further enhance internal control procedures as the Company’s financial condition and resources permit, including the potential addition of personnel or expanded use of external accounting support to improve segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company is exempt from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act because it qualifies as a smaller reporting company and an emerging growth company under applicable Securities and Exchange Commission rules.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of the Company’s director and executive officer as of the date of this report:

Name	Age	Position
James Burgauer	68	President, Chief Executive Officer, and Director

James Burgauer

Mr. Burgauer has served as President, Chief Executive Officer, and Director of the Company since 2023. He has several decades of experience in the commodities, securities, and capital markets sectors.

While attending the University of Illinois, from which he graduated summa cum laude, Mr. Burgauer and associates founded a mutual fund, an investment adviser, a broker-dealer, and a transfer agent. He began his professional career with Shearson American Express and later acquired a software company that developed diagnostic systems used by major computer manufacturers worldwide.

In 1987, he returned to the securities industry and founded AISCO Holdings, Ltd. and its affiliated firms, including a retail brokerage, a market-making brokerage, and commodity firms, among others, where he served as Chief Executive Officer and Chairman. Under his leadership, the organization managed more than $700 million in assets and employed approximately 300 licensed personnel before being merged into another company in 2000, at which time Mr. Burgauer retired from the firm.

Since that time, he has been involved in business consulting, physical commodities trading, and mineral-related ventures. Since assuming leadership of the Company, he has overseen its return to reporting status, the restructuring of its capital structure, and the acquisition and advancement of its mineral assets.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s directors or executive officers has been involved in any legal proceeding required to be disclosed under Item 401(f) of Regulation S-K.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer, as well as to all directors, officers, and employees. The Code of Ethics was adopted by the Company’s Board of Directors effective January 1, 2025. A copy of the Company’s Code of Ethics is available upon request at the Company’s principal executive offices.

Audit Committee and Financial Expert

The Company does not currently have a separately designated audit committee. The functions typically performed by an audit committee are performed by the Company’s Board of Directors as a whole.

The Company does not currently have an audit committee financial expert, as defined by Item 407(d)(5) of Regulation S-K. The Company intends to appoint an audit committee financial expert when it is able to attract qualified independent directors as its operations and financial resources permit.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

The Company’s principal executive officer filed a Form 3 upon the Company becoming subject to the reporting requirements of the Exchange Act and filed a Form 4 to report his initial holdings. No other reportable transactions occurred during the fiscal year ended December 31, 2025.

During the year, certain transfers of economic interests were effected for tax and estate planning purposes pursuant to a nominee and voting agreement under which the reporting person retained sole voting and dispositive power over the securities. Because these transactions did not result in any change in beneficial ownership, they were not reportable under Section 16(a) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on a review of copies of such reports furnished to the Company and written representations from reporting persons, the Company believes that, except as described below, all Section 16(a) filing requirements applicable to its reporting persons were satisfied with respect to the fiscal year ended December 31, 2025.

Abstract Concepts 1618 LLC, a beneficial owner of more than 10% of the Company’s common stock, and NMC, Inc., a beneficial owner of more than 10% of the Company’s Series NMC Preferred Stock, each had not timely filed an initial Form 3 as required. The Company has been informed that such filings have been prepared and submitted; however, as of the date of this report, the filings have not yet been reflected as accepted by the Securities and Exchange Commission’s EDGAR system.

The Company is actively working with these reporting persons to complete and confirm the required filings and to bring all Section 16(a) reporting obligations into full compliance.

Item 11. Executive Compensation

Executive Officers and Directors

The following table sets forth information regarding the Company’s executive officer and director as of December 31, 2025.

Name	Age	Position
James Burgauer	68	Chief Executive Officer, President, and Director

As of December 31, 2025, Mr. Burgauer was the Company’s sole executive officer and sole director.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Burgauer, CEO	2025	—	—	—	—	120,000	120,000
James Burgauer, CEO	2024	—	—	—	—	120,000	120,000

Narrative Disclosure

During the fiscal years ended December 31, 2025, and 2024, the Company did not pay cash salary directly to its Chief Executive Officer. The Chief Executive Officer provides services through a consulting arrangement rather than a traditional employment agreement and devotes substantially all of his business time and attention to the Company’s affairs.

During each of the fiscal years ended December 31, 2025 and 2024, the Company incurred consulting fees of $10,000 per month, or $120,000 per year, payable to an entity controlled by Mr. Burgauer for executive management and related services.

As of December 31, 2025, approximately $7,700 of these amounts remained unpaid and was included within accounts payable on the Company’s balance sheet.

Effective January 1, 2026, the monthly consulting fee increased to $12,500 per month.

Equity-Related Arrangements

The Company did not grant any stock awards, option awards, or other equity-based compensation to its executive officer during the fiscal years ended December 31, 2025 or 2024.

Options held by the executive officer were originally offered in connection with a consulting and advisory agreement with the Company when he was engaged by prior management. The number of options and exercise terms were subsequently adjusted by the Board of Directors when the executive officer assumed the role of President of the Company. No additional options have been offered or granted to the executive officer since that time.

All options were purchased for value and were not issued as compensation.

The executive officer’s holdings of Series C Preferred consist of shares acquired through the exercise of options that were purchased for value, as well as shares acquired through purchases from prior owners and/or consultants. The executive officer’s holdings of Series A and Series B Preferred were likewise acquired through purchases from prior owners and/or consultants and were not issued as compensation by the Company. The executive officer does not presently hold any shares of the Company’s common stock, although his Series B and Series C Preferred holdings are convertible into common stock in accordance with their terms.

Director Compensation

The Company did not pay cash or equity compensation to its sole director during the fiscal years ended December 31, 2025, and 2024.

Employment and Consulting Arrangements

The Company does not have a traditional employment agreement with its Chief Executive Officer. Executive services are provided pursuant to a consulting agreement with an entity controlled by Mr. Burgauer.

Under this arrangement, the Company incurred consulting fees of $10,000 per month during fiscal years 2025 and 2024. As of December 31, 2025, approximately $7,700 of these amounts remained unpaid and was included within accounts payable on the Company’s balance sheet.

Effective January 1, 2026, the monthly consulting fee increased to $12,500 per month.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans under which securities are issued as compensation to employees, officers, or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s voting securities as of December 31, 2025, by:

●	Each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities;

●	Each director and executive officer; and

●	All directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible securities that are exercisable or convertible within 60 days of December 31, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of December 31, 2025, the Company had:

●	6,211,776,842 shares of common stock issued and outstanding, consisting of:

○	1,520,138,472 restricted shares; and

○	4,691,638,370 non-restricted shares; and

●	Multiple classes of preferred stock with super-voting rights.

No shares of Series D preferred stock were issued and outstanding as of December 31, 2025, although warrants to acquire Series D preferred stock remained outstanding.

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Class
Abstract Concepts 1618 LLC (1)	1,380,000,000 (1)	22.22%
All officers and directors as a group (1 person)	—	—

Percentages are based on 6,211,776,842 shares of common stock issued and outstanding as of December 31, 2025.

Beneficial Ownership of Preferred Stock

Series A Preferred Stock

Name	Shares Beneficially Owned	Percent of Class
James Burgauer	105,000	100%

Series B Preferred Stock

Name	Shares Beneficially Owned	Percent of Class
James Burgauer	13,500	100%

Series C Preferred Stock

Name	Shares Beneficially Owned	Percent of Class
James Burgauer (2)	6,515	69.3%
Abstract Concepts 1618 LLC	1,064*	11.3%
Other holders	1,825	19.4%

*Includes Series C holdings attributable to Commodity Capital as described in footnote (1).

Percentages are based on 9,404 shares of Series C preferred stock issued and outstanding as of December 31, 2025.

Series D Preferred Stock

No shares of Series D preferred stock were issued and outstanding as of December 31, 2025. However, the following Series D warrants were outstanding:

Name	Series D Warrants Held
Abstract Concepts 1618 LLC (1)	55,200

Series NMC Preferred Stock

Name	Shares Beneficially Owned	Percent of Class
NMC, Inc. (3)	6,900,000	100%

Footnotes to Tables

(1) Abstract Concepts 1618 LLC

Includes:

●	1,200,000,000 shares of common stock held directly; and

●	180,000,000 shares of common stock held by Commodity Capital Advisors LLC.

Commodity Capital Advisors LLC is affiliated with Abstract Concepts 1618 LLC, and the shares held by Commodity Capital are attributed to Abstract for purposes of beneficial ownership reporting. Accordingly, Abstract is deemed to beneficially own an aggregate of 1,380,000,000 shares of common stock.

This footnote also includes:

●	Series C preferred shares and options held by Commodity Capital; and

●	7,200 Series D warrants held by Commodity Capital.

Abstract Concepts 1618 LLC is controlled by Lloyd Hendricks III, who has voting and dispositive power over the securities held by the entity.

(2) James Burgauer

Includes:

●	5,990 shares of Series C preferred held directly; and

●	525 shares of Series C preferred held in a nominee account over which Mr. Burgauer retains voting and dispositive control.

Also includes Series C options held directly and through nominee accounts.

(3) NMC Inc.

Represents 6,900,000 shares of Series NMC preferred stock issued as consideration in connection with the acquisition of Peeples Inc. and California Precious Metals LLC. The Series NMC preferred stock carries voting and conversion rights in accordance with its certificate of designation.

The shares are currently held by NMC Inc. on behalf of its shareholders pending future distribution. Michael Sheppard, Chief Executive Officer of NMC Inc., exercises voting and dispositive control over the shares.

Warrants to acquire an additional 6,900,000 shares of Series NMC preferred stock were outstanding as of December 31, 2025. Such warrants are exercisable at any time but are not included in the beneficial ownership calculations because they do not materially affect voting control or ownership percentages. The Series NMC warrants were out-of-the-money as of December 31, 2025.

Control of the Company

James Burgauer, the Company’s President and sole director, beneficially owns:

●	105,000 shares of Series A preferred stock (100% of the class);

●	13,500 shares of Series B preferred stock (100% of the class); and

●	6,515 shares of Series C preferred stock (directly and through a nominee account).

Each of these preferred series carries super-voting rights. As a result of these voting rights, Mr. Burgauer controls a majority of the Company’s total voting power.

Changes in Control

On October 25, 2023, the Company underwent a change of control when James Burgauer acquired voting control of the Company from the former president pursuant to an option agreement. Since that time, Mr. Burgauer has served as President and sole director of the Company.

As of December 31, 2025, the Company did not maintain any formal equity compensation plans approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2025, the Company engaged in certain transactions with related persons that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Series D Transactions with Affiliated Holders

In October 2025, Abstract Concepts 1618 LLC (“Abstract”), an entity controlled and managed by Lloyd B. Hendricks, III, and Commodity Capital Advisors LLC (“Commodity Capital”), an entity managed by Abstract in which Abstract, the two adult children of the Company’s President, and other investors hold economic interests, acquired Series D Preferred Stock of the Company pursuant to the terms of a Regulation D offering conducted under Rule 506(c), with a date of first sale of December 31, 2024, as previously reported on Form D.

Abstract acquired 48,000 shares of Series D Preferred Stock, together with warrants to acquire additional Series D shares, and Commodity Capital acquired 7,200 shares of Series D Preferred Stock, together with warrants to acquire additional Series D shares. The Series D Preferred Stock was offered at a subscription price of $25 per share.

In lieu of cash consideration, Abstract and Commodity Capital conveyed to the Company a derivative, fixed, terminating production payment royalty interest pursuant to a Derivative Fixed Terminating Production Payment Royalty Agreement (“DFTPPRA”). The royalty interest entitles the Company to receive fixed royalty payments with an aggregate value of $1,380,000, consisting of $1,200,000 attributable to the shares acquired by Abstract and $180,000 attributable to the shares acquired by Commodity Capital. The amount of the royalty interest conveyed was determined by reference to the subscription price of the Series D Preferred Stock issued in the transaction.

The fixed terminating production payment conveyed to the Company represents a contractual right to receive $1,380,000 from the underlying royalty stream, independent of the ultimate processing value of the related mineral asset. The royalty interest conveyed to the Company is derived from royalty interests held by Abstract in connection with a tailings processing project. The Company’s President also holds personal and affiliated royalty interests in the same underlying tailings project from which the fixed terminating production payment royalty conveyed to the Company is derived. Under the terms of the DFTPPRA, Abstract subordinated its own royalty payments from the underlying royalty stream to ensure that the Company receives the full $1,380,000 payment obligation before any remaining royalties are distributed to Abstract. In evaluating the transaction, the Board of Directors also considered the substantially larger economic interest underlying the royalty stream in determining that the value attributed to the royalty interest conveyed to the Company was appropriate.

In connection with the transaction, the Company granted Abstract and Commodity Capital an option to repurchase the conveyed royalty interest at a price equal to 110% of the original subscription amount, with the repurchase price increasing at a rate of 2% per month, compounded. The repurchase option is exercisable solely at the election of the holders and does not create any obligation of the Company to repurchase the royalty interest.

At the time of the Series D transactions, Abstract was serving as a consulting advisor to the Company in the areas of strategic planning and project development pursuant to a consulting arrangement previously disclosed by the Company.

Each share of Series D Preferred Stock was convertible into shares of the Company’s common stock pursuant to the terms of the Company’s certificate of designation for the Series D Preferred Stock. Following the issuance of the Series D Preferred Stock in the transactions described above, Abstract and Commodity Capital elected to convert their shares of Series D Preferred Stock into common stock of the Company in accordance with those terms. Upon conversion, Abstract received 1,200,000,000 shares of common stock and Commodity Capital received 180,000,000 shares of common stock. As a result of these conversions, Abstract became an affiliate of the Company.

The Board of Directors reviewed and approved these transactions based on the subscription price of the securities issued, the contractual payment structure of the royalty interest conveyed to the Company, and the strategic relationship with the affiliated parties.

MIS Consulting Arrangement

During the years ended December 31, 2025 and 2024, the Company engaged MIS Consulting, an entity controlled by James Burgauer, the Company’s President and Chief Executive Officer, to provide executive management and administrative services to the Company. Pursuant to this arrangement, MIS Consulting was paid consulting fees of $10,000 per month, or $120,000 annually, for services rendered during each of 2025 and 2024. The Company believes that the terms of this arrangement were reasonable and consistent with compensation arrangements for executive management services provided to similarly situated companies. Beginning in 2026, the monthly consulting fee was increased to $12,500. The Company expects to disclose this modification in its subsequent events discussion where applicable.

Revolving Credit Arrangement with MIS Consulting, Inc.

The Company has entered into a revolving line of credit arrangement with MIS Consulting, Inc., an entity owned and controlled by the Company’s President and Chief Executive Officer, James Burgauer. The line of credit was established pursuant to a Line of Credit Agreement dated December 1, 2025 and permits borrowings of up to $100,000 to provide working capital to support the Company’s operating activities. Advances under the facility accrue interest at rates agreed upon by the parties for each borrowing, but not less than the Applicable Federal Rate (AFR). The credit facility is unsecured and payable on demand. As of December 31, 2025, approximately $6,000 was outstanding under this arrangement. The Board of Directors determined that the arrangement was in the best interests of the Company because it provided a flexible and readily available source of working capital during the Company’s development stage.

Guarantees Provided by the Company’s President

In connection with the Arizona State Land Department mineral materials lease held by the Company’s wholly owned subsidiary, Peeples, Inc., the Company was required to post a reclamation bond in the amount of approximately $70,000. In order to facilitate the placement of this bond, the Company’s President and Chief Executive Officer, James Burgauer, provided a personal guarantee to the bonding provider.

The guarantee was provided to support the Company’s regulatory bonding requirement and did not involve the payment of any cash consideration by the Company to Mr. Burgauer. The Board of Directors determined that the guarantee was in the best interests of the Company because it allowed the Company to satisfy regulatory bonding requirements necessary to maintain the mineral lease and advance the project.

Subsequent to December 31, 2025, Mr. Burgauer also provided a personal guarantee in connection with a $10,000 line of credit obtained by the Company from Frost Bank.

Other De Minimis Related Party Transactions

From time to time, certain related parties have provided short-term funding to the Company, including both (i) routine business expense advances charged to personal or affiliate credit accounts and reimbursed in the ordinary course, and (ii) amounts carried as interest-bearing obligations under related-party line-of-credit or similar arrangements. The Company does not maintain corporate credit cards, and, for operational convenience, certain routine business expenses, such as travel, meals, and online vendor payments, are occasionally charged to personal or affiliate credit accounts and later reimbursed or treated as advances to the Company. Such advances have been made by entities controlled by the Company’s President, including MIS Consulting, Inc. and CRD News LLC, and by Abstract Concepts 1618 LLC, an affiliate of the Company controlled and managed by Lloyd Hendricks III.

Routine expense advances are generally non-interest-bearing and are reimbursed in the ordinary course of business. Amounts that remain outstanding may be carried as interest-bearing obligations pursuant to the terms of the applicable related-party credit arrangements. These arrangements were entered into to facilitate the payment of routine operating expenses and the provision of short-term working capital during the Company’s development stage.

Abstract Concepts 1618 LLC was initially engaged by the Company in December 2023 pursuant to a consulting arrangement that provided for monthly service payments.

Family-Related Ownership Interests

Commodity Capital Advisors LLC (“Commodity Capital”) has engaged in certain transactions with the Company. Commodity Capital is managed by Lloyd B. Hendricks, III, and a portion of the economic interests in Commodity Capital are held by other investors, including the adult children of the Company’s President and Chief Executive Officer, James Burgauer. These interests represent passive economic interests only, and such individuals do not participate in the management or control of Commodity Capital. Because immediate family members of executive officers are considered related persons for purposes of Item 404(a) of Regulation S-K, the Company has disclosed transactions involving Commodity Capital to the extent that such interests may represent an indirect pecuniary interest in those transactions.

Nominee and Family-Related Ownership Arrangements

In certain instances, the Company’s President and Chief Executive Officer, James Burgauer, may hold or transfer certain personal shareholdings in the Company, or other investment interests, in a nominee capacity for the benefit of his spouse for estate-planning purposes. Under these arrangements, Mr. Burgauer retains full voting and investment discretion with respect to such shares or investment interests. The spouse does not participate in the management, decision-making, or control of the Company or of any such investment and has no involvement in the Company’s management or operations. These nominee arrangements are administrative in nature and do not affect the Company’s governance or control.

Review and Approval of Related Party Transactions

The Company does not currently maintain a standing audit committee or other committee of independent directors responsible for reviewing related-party transactions. Because the Company’s Board of Directors presently consists of a single director, any transaction that could constitute a related-person transaction under Item 404(a) of Regulation S-K is reviewed and approved by the Board of Directors. In evaluating such transactions, the Board considers the nature of the related person’s interest in the transaction, the material terms of the proposed transaction, the potential benefits to the Company, and whether the transaction is on terms that the Company believes are reasonable under the circumstances. The Series D transactions described above were reviewed and approved by the Board of Directors in accordance with this process.

Director Independence

The Company’s board of directors currently consists of one director, James Burgauer, who also serves as the Company’s President. As a result, the Company does not have any independent directors as defined under the listing standards of a national securities exchange. The Company does not currently have separate audit, compensation, or nominating committees. The functions of those committees are performed by the board of directors.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed or accrued by the Company’s principal independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2025, and 2024.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2025	$5,600	$0	$0	$0	$5,600

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2024	$3,500	$0	$0	$0	$3,500

Audit Fees

Audit fees consist of fees billed or accrued for professional services rendered for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s periodic reports.

Audit Committee Pre-Approval Policies and Procedures

The Company’s board of directors performs the functions of an audit committee. All services provided by the Company’s independent registered public accounting firm are approved by the board of directors prior to engagement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Included in Item 8.

(b) Financial Statement Schedules

None.

(c) Exhibits

Exhibit	Description	Source
3.1	Restated Certificate of Formation	Incorporated by reference to Form 10
3.2	Bylaws	Incorporated by reference to Form 10
3.3	Designation of Series A Preferred Stock (included in the Restated Certificate of Formation)	Incorporated by reference to Form 10
3.4	Designation of Series B Preferred Stock (included in the Restated Certificate of Formation)	Incorporated by reference to Form 10
3.5	Designation of Series C Preferred Stock (included in the Restated Certificate of Formation)	Incorporated by reference to Form 10
3.6	Designation of Series D Preferred Stock (included in the Restated Certificate of Formation)	Incorporated by reference to Form 10
3.7	Designation of Series NMC Preferred Stock (included in the Restated Certificate of Formation)	Incorporated by reference to Form 10
10.1	Acquisition Agreement for the acquisition of the subsidiaries of NMC, Inc., including California Precious Metals LLC and Peeples Inc	Incorporated by reference to Form 10
21.1	List of subsidiaries	Filed herewith
23.1	Consent of independent registered public accounting firm	Filed herewith

Exhibit	Description	Source
31.1	Certification of Principal Executive Officer (Rule 13a-14(a))	Filed herewith
31.2	Certification of Principal Financial Officer (Rule 13a-14(a))	Filed herewith
32.1	Certification of Principal Executive Officer (18 U.S.C. §1350)	Filed herewith
32.2	Certification of Principal Financial Officer (18 U.S.C. §1350)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MINERALRITE CORPORATION

By: /s/ James Burgauer

Name: James Burgauer

Title: President

Date: March 15, 2026