Form 10-Q
period 2026-03-31
MINERALRITE Corp
filed 2026-05-05
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-27739 MINERALRITE CORPORATION (Exact name of registrant as specified in its charter)

Texas		90-0315909

(State or other jurisdiction of Incorporation or organization)		(I.R.S Employer Identification No.)

325 N. St. Paul Street – Suite 3100 Dallas, Texas 75201 (Address of principal executive offices)		75201 (Zip code)

(469) 881-8900 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	RITE	OTC Markets (OTCID)
Series A Preferred		None
Series B Preferred		None
Series C Preferred		None
Series D Preferred		None
Series NMC Preferred		None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2026, there were 6,229,776,842 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of March 31, 2026, and December 31, 2025

●	Statements of Operations for the quarterly periods ending March 31, 2026, and March 31, 2025

●	Statements of Cash Flows for the year-to-date periods ending March 31, 2026, and March 31, 2025

●	Statements of Stockholders’ Equity for the year-to-date periods ending March 31, 2026, and March 31, 2025

●	Notes to Financial Statements

MineralRite Corp

Condensed Consolidated Balance Sheets

	As of:
(Unaudited)	3/31/2026	12/31/2025

ASSETS
Current assets:
Cash and cash equivalents	$22,397	$11,617
Accounts receivable	—	—
Inventory	—	—
Employee advances	—	—
Note Receivable	—	—
Prepaid services	72,167	134,363
Total current assets	$94,564	$145,980

Property and equipment:
Property, Plant & Equipment	$438,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$240,000	$240,000

Other assets:
Investments	$44,550	$51,300
Mineral royalties	1,380,000	1,380,000
Prepaid services - long-term portion	—	—
Mineral assets	432,037,212	432,011,500
Less: accumulated depletion	—	—
Total other assets	$433,461,762	$433,442,800

Total assets	$433,796,326	$433,828,780

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,134	$48,948
Other liabilities	4,997,300	4,997,300
Liability due to committed shares in excess of authorized	—	—
Total current liabilities	$5,056,434	$5,046,248

Long-term liabilities:
Convertible debt	$—	$—
Notes Payable	35,520	15,520
Derivative liabilities	—	—
Total long-term liabilities	$35,520	$15,520

Total liabilities	$5,091,954	$5,061,768

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 03/31/26; 105,000 issued at 12/31/25.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 03/31/26; 13,500 issued at 12/31/25.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 9,692 issued at 03/31/26; 9,404 issued at 12/31/25.	893,040	828,585
Series D Preferred Stock, $25 par value; 35,000 authorized 0 issued at 03/31/26; 0 issued at 12/31/25.	—	—
Series NMC Preferred Stock, $25 par value; 7,100,000 authorized 6,900,000 issued at 03/31/26; 6,900,000 issued at 12/31/25.	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 6,229,776,842 issued at 03/31/26; 6,211,776,842 issued at 12/31/25.	3,887,635	3,887,635
Additional paid-in capital	256,332,294	256,312,494
Accumulated deficit	(4,908,716)	(4,761,821)
Other comprehensive gain/(loss)	—	—
Total shareholders’ equity (deficit)	$428,704,372	$428,767,012

Total liabilities and shareholders’ equity (deficit)	$433,796,326	$433,828,780

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Operations

	For the Three Months Ending
(Unaudited)	3/31/2026	3/31/2025

Revenue
Mineral Sales & Services	$—	$—
Cost of Goods Sold	—	—
Gross Profit (Loss)	—	—

Other income	—	—
Total Income (Loss)	$—	$—

Expenses
Accounting & Auditing	$—	$1,750
Bank Charges	358	105
Business Promo	16,524	8,705
Business Travel	1,593	2,957
Communications	—	56
Depreciation & Amortization	—	—
Filings & Corp Cleaning	3,130	2,512
Legal And Professional	87,900	45,600
Market Related	—	3,000
Office & Insurance Expense	27,649	14,895
Postage & Shipping	43	57
Project Development	—	—
Storage	—	—
Supplies	289	22
Transfer Agent	1,100	1,350
Web & Computer Services	578	679
Total Expenses	$139,164	$81,688
Operating Income (Loss)	$(139,164)	$(81,688)

Other Income / (Expenses)
Other (Non-operating) income	$—	$—
Other (Non-operating) expense	—	—
Interest Expense	(981)	—
Interest Income	—	—
Unrealized gain (loss)	(6,750)	—

Income Before Taxes	$(146,895)	$(81,688)
Income Tax Expense	—	—

Net Income (Loss)	$(146,895)	$(81,688)

Earnings per share	(0.000024)	(0.000019)
Earnings per share (fully diluted)	(0.000024)	(0.000019)

See accompanying notes to consolidated financial statements.

MineralRite Corp

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ending
(Unaudited)	3/31/2026	3/31/2025

Cash Flows from Operating Activities
Net income	$(146,895)	$(81,688)
Depreciation and amortization	—	—
Stock-based compensation expense	—	—
Unrealized (gain) loss on investments	6,750	—
(Gain) Loss on extinguishment of debt	—	—
(Gain) Loss on Extinguishment of Obligations (warrants issued)	—	—
Deferred income taxes	—	—
(Increase) decrease in receivables and prepaids	62,196	—
(Increase) decrease in inventory	—	—
Increase (decrease) in payables and accrued liabilities	10,186	(22,051)
Other adjustments, net	—	—
Net cash provided by (used in) operating activities	$(67,763)	$(103,739)

Cash Flows from Investing Activities
(Purchases) of minerals, property and equipment	$(25,712)	$(4,658)
Proceeds from sale of minerals, property and equipment	—	—
(Purchases) of marketable securities	—	—
Proceeds from sale of marketable securities	—	—
Net cash provided by (used in) investing activities	$(25,712)	$(4,658)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$—	$—
Proceeds from issuance of preferred stock	84,255	111,300
Proceeds from option/warrant premiums	—	740
Proceeds from issuance of debt	20,000	15,099
Repayments of debt	—	—
Payment of dividends	—	—
Net cash provided by (used in) financing activities	$104,255	$127,139

Net Change in Cash
Net increase (decrease) in cash and cash equivalents	$10,780	$18,742
Cash and cash equivalents at beginning of period	11,617	10,458
Cash and cash equivalents at end of period	$22,397	$29,200

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	For the Three Months Ending
(Unaudited)	3/31/2026		3/31/2025
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	6,211,776,842	$3,887,635	4,347,776,842	$3,887,635
Common Stock Sales (Reclamation) (non-cash)	—		—	—
Conversion of Series C Preferred (non-cash)	18,000,000	—	—	—
Conversion of Series D Preferred (non-cash)	—	—	—	—
Ending Common Stock Amount	6,229,776,842	$3,887,635	4,347,776,842	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	—	—	—	—
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	—	—	—	—
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	9,404	$828,585	8,249	$499,485
Series C Stock Sales (Reclamation) for the Period	333	84,255	340	28,800
Conversion of Series C Preferred into Common (non-cash)	(45)	(19,800)	—	—
Ending Series C Preferred Stock Amount	9,692	$893,040	8,589	$528,285

Beginning Series D Preferred Stock Amount	—	$—	700	$17,500
Series D Stock Sales for the Period	—	—	3,300	82,500
Conversion of Series D Preferred into Common (non-cash)	—	—	—	—
Ending Series D Preferred Stock Amount	—	$—	4,000	$100,000

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000
Series NMC Stock Sales for the Period	—		—	—
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000

Ending Total Stock Amount		$177,280,794		$177,016,039

Beginning Additional Paid-in-capital		$256,312,494		$254,646,029
Excess from Common Stock (Fair Value over Par)		—		—
Excess from Series C (Fair Value over Par)		—		—
Excess from Series NMC (Fair Value over Par)		—		—
Conversion of Series C Preferred into Common (non-cash)		19,800		—
Conversion of Series D Preferred into Common (non-cash)		—		—
Conversion of Obligations into Warrants (3(a)9)		—		—
Option Premiums (Consultants)		—		740
Ending Additional Paid-in-capital		$256,332,294		$254,646,769

Beginning Accumulated Earnings (Deficit)		$(4,761,821)		$(4,470,303)
Net Income for the Period		(146,895)		(81,688)
Ending Accumulated Earnings (Deficit)		$(4,908,716)		$(4,551,991)

Total Shareholders’ Equity (Deficit)		$428,704,372		$427,110,817

The accompanying notes are an integral part of these financial statements

MineralRite Corporation and Subsidiaries

Notes to Financial Statements

March 31, 2026

(1) Nature of Business / Organization and Basis of Presentation

MineralRite Corporation (“RITE”, “MineralRite” or the “Company”) is a Texas corporation focused on mineral and precious metals recovery, mine tailings processing, and related equipment manufacturing. The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) upon the effectiveness of its Form 10 registration statement filed with the Securities and Exchange Commission (the “SEC”).

The Company’s primary business focus is the evaluation, development, and potential recovery of minerals from previously processed materials, including mine tailings, as well as related strategic asset monetization activities.

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

In December 2024, the Company also completed the acquisition of two subsidiaries from NMC, Inc., (i) California Precious Metals LLC (“California Precious Metals”) and (ii) Peeples, Inc. (“Peeples”). In connection with these acquisitions, the Company issued 6.9 million shares of Series NMC $25 Convertible Preferred Stock, along with 6.9 million warrants to purchase the same, as consideration for the transaction, which the Company accounted for as a business combination, valued at $432 million.

California Precious Metals held and still holds two mineral leases without infrastructure or business plans and was accounted for as an asset acquisition. Peeples Inc. held and still holds one mineral lease, valuable mine tailings, detailed processing methodologies and workforce attributes, which the Company has accounted for as a business combination under ASC 805.

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

The Company determined that the leased mineral assets acquired in the transaction were not supported by SEC-compliant technical reports and were not sufficiently documented to meet the SEC’s Modernization of Property Disclosures for Mining Registrants (Release Nos. 33-10570; 34-84509), and accordingly reports these assets on its balance sheet at a value of zero ($0) until compliant technical documentation is obtained.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments consist of normal recurring adjustments considered necessary for a fair presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas that require the use of estimates include, but are not limited to, asset valuations, recoverability assessments, and the allocation of purchase price in business combinations.

Principles of Consolidation

The consolidated financial statements include the accounts of MineralRite Corporation and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation in accordance with ASC 810, Consolidation.

Note Receivable

The Company may, from time to time, enter into note receivable arrangements arising from financing or other business activities. As of March 31, 2026, the Company did not have any outstanding note receivable balances.

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

Revenue Recognition, Inventory, Fair Value, and Other Policies

Additional significant accounting policies are described in the relevant notes to these consolidated financial statements.

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

Management’s plans to address the uncertainty include:

●	Ongoing consultant- and investor-funded equity placements, including the expected exercise of outstanding contractual purchase rights;

●	Execution of revenue-generating initiatives; and

●	Further cost controls and selective allocation of working capital to critical activities.

Management believes that its plans, if successfully implemented, may mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern; however, there can be no assurance that such plans will be successful. As a result, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date of these financial statements.

(5) Business Combinations

On December 31, 2024, the Company completed the acquisition of California Precious Metals LLC and Peeples, Inc. The Peeples acquisition was accounted for as a business combination under ASC 805. The California Precious Metals acquisition, which involved mineral leases without supporting infrastructure or business activity, was treated as an asset acquisition.

The Peeples acquisition was originally accounted for as a business combination under ASC 805; however, as described in Note 20, the Company is re-evaluating this treatment and expects to reclassify the transaction as an asset acquisition under ASC 805-50 in connection with its amended Form 10-K. The purchase price allocation for Peeples remains subject to refinement and will be updated in future reporting periods as further information becomes available.

No goodwill was recognized in connection with these acquisitions.

See Note 1 for additional information.

(6) Revenue Recognition

The Company has not recognized revenue during the reporting period. Revenue recognition policies are established in accordance with ASC 606, Revenue from Contracts with Customers.

The Company expects to generate future revenue from its planned operations. Revenue will be recognized when control of the product or service is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

(8) Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with ASC 330. As of the reporting date, the Company has not recognized any inventory on its balance sheet.

The Company holds certain parts, tools, and other equipment-related components acquired in connection with intellectual property and future equipment development activities; however, as of the reporting date, no amounts have been classified as inventory in the accompanying balance sheets.

The Company’s previously processed mine tailings and related materials were acquired as part of a transaction accounted for as a business combination and are classified as long-lived mineral assets, initially measured at fair value in accordance with ASC 805 and ASC 820, rather than as inventory.

If and when the Company commences production or equipment sales activities and materials are held for sale, such amounts will be classified as inventory and measured at the lower of cost or net realizable value.

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

For assets associated with mineral recovery operations, including mine tailings processing, the Company capitalizes costs that are directly attributable to bringing the asset to the point of economic use. These include certain engineering and preparation costs where appropriate under GAAP. When depletion is applicable, the Company uses the unit-of-production method to allocate the capitalized cost of a resource-based asset over the volume of resource extracted during the reporting period. No depletion expense has been recorded to date due to the absence of production.

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

During the periods presented, the Company evaluated its long-lived assets for impairment and recorded impairment or depreciation adjustments as necessary.

(10) Mineral Properties / Intangible Assets / Goodwill

Accounting Policy

Mineral properties are classified as either tangible or intangible assets depending on the nature of the rights acquired:

●	Mineral Rights (Intangible Assets): Rights to explore or extract minerals from specific properties.

●	Mine Development and Infrastructure (Tangible Assets): Includes stripping, drilling, road access, and tailings infrastructure where capitalized.

The Company capitalizes acquisition costs, including legal and other directly attributable expenses, when control of the mineral interest is obtained.

●	Exploration and evaluation expenditures are generally expensed as incurred unless they are directly attributable to specific properties and meet the criteria for capitalization under GAAP.

●	Development expenditures are capitalized once technical feasibility and commercial viability are demonstrable.

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

If a mineral asset lacks adequate technical documentation to comply with the SEC’s Modernization of Property Disclosures for Mining Registrants (17 CFR Parts 229, 230, 239, and 249; Release Nos. 33-10570; 34-84509), the Company will assess such assets for impairment and record them at their estimated fair value, which may be zero, until such time as compliant technical documentation is obtained.

Business Combinations and Fair Value Allocation

Mineral interests acquired in a business combination are recorded at fair value as of the acquisition date, in accordance with ASC 805, even if the underlying assets are still in early exploration. Valuation techniques consider market-based and income-based approaches, rather than mineral reserve estimates.

In December 2024, the Company acquired California Precious Metals LLC and Peeples Inc., which together held three mineral properties and mine tailings. The leased mineral assets remain held through their original subsidiaries, are classified as exploration-stage and are not in development or production. The Peeples acquisition was accounted for as a business combination.

No goodwill was recognized in connection with these acquisitions.

As of the reporting date, all properties are considered non-depreciable, and no depletion or amortization has been recorded.

Net Assets Acquired

Assets and Liabilities Recognized	Gross Carrying Amount	Accumulated Depreciation	Amount
Previously processed mine tailings classified as chattel (personal property) including associated mine plan, permitting and technical documentation	$432,000,000	$0	$432,000,000
Peeples - Mineral lease comprising 377.11 acres – exploratory leases (no separate consideration paid)	$0	$0	$0
California Precious Metals – exploratory leases (no separate consideration paid)	$0	$0	$0
Goodwill	$0	$0	$0
Total	$432,000,000	$0	$432,000,000

The table above reflects the acquisition-date fair value assigned to the mineral assets acquired through transactions accounted for as business combinations under ASC 805. These properties remain under evaluation, and no indicators of impairment have been identified as of the reporting date.

(11) Leases

As of the reporting date, the Company maintains two categories of lease arrangements:

●	Operating Leases, which are accounted for under ASC 842, Leases; and

●	Mineral Leases, which are accounted for in accordance with ASC 930, Extractive Activities – Mining and ASC 360, Property, Plant, and Equipment.

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

●	California Precious Metals, a wholly owned subsidiary, holds two mineral leases administered by the U.S. Bureau of Land Management (BLM). These leases are renewable annually. The annual lease costs are nominal and consistent with similar mineral lease arrangements. Based on the nature of the leases, related lease payments are capitalized as part of mineral property costs.

●	Peeples, a wholly owned subsidiary, holds a long-term mineral lease with the State of Arizona. The lease has been updated and re-executed, and payments under this lease are capitalized as part of the Company’s mineral property asset base in accordance with the Company’s accounting policy. Minimum annual guarantee payments required under the lease are also capitalized as part of the mineral property asset, as they are necessary to maintain the Company’s rights under the lease.

As of the reporting date, the Company has not recognized ROU assets or lease liabilities under ASC 842, as these arrangements are not considered operating or financing leases under that guidance. Instead, they are accounted for as mineral property interests subject to capitalization.

(12) Debt / Notes Payable

As of the reporting date, the Company has outstanding lines of credit with multiple parties, which are evidenced by revolving promissory notes. The Company does not have any outstanding term promissory notes or convertible debt instruments.

The Company maintains certain lines of credit with third parties, related parties, and a financial institution. During the reporting period, certain balances were repaid, including amounts due to an affiliate, while borrowings under a related party line of credit with an entity controlled by the Company’s Chief Executive Officer increased. In addition, the Company established a line of credit with its banking institution, Frost Bank of Texas, during the period. The line of credit is supported by a personal guarantee from the Company’s Chief Executive Officer.

As of March 31, 2026, outstanding balances under these arrangements were nominal and aggregated approximately $35,520, including approximately $29,000 under the related party line of credit with an entity controlled by the Company’s Chief Executive Officer. The remaining balances relate to third-party and affiliate arrangements.

(13) Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

Equity Capital Structure (as of the reporting date)

Security	Authorized Shares	Outstanding Shares	Par Value	CUSIP	Conversion Terms	Voting Rights
Common Stock	20,000,000,000	6,229,776,842	No Par	60314D106	N/A	1 vote per share
Preferred Series A	105,000	105,000	No Par	60314D205	Non-convertible	3,000 votes per share
Preferred Series B	33,000	13,500	No Par	60314D304	1 share = 1,000 common shares	1,000 votes per share
Preferred Series C	100,000	9,692 shares + 2,750 warrants	No Par	60314D403	1 share = 400,000 common shares	400,000 votes per share
Preferred Series D	35,000	0 + 60,000 warrants (see Note regarding authorized share limitation)	$25	60314D502	1 share = 25,000 common shares	25,000 votes per share
Preferred Series NMC	7,100,000	6,900,000 shares + 6,900,000 warrants	$25	60314D601	1 share = 500 common shares	500 votes per share
Undesignated Preferred	42,627,000	0	No Par	N/A	Not yet designated	Not applicable

Table Notes:

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

As of March 31, 2026, the Company had sufficient authorized common shares to cover all presently issued and outstanding common stock. Certain convertible securities, warrants, and contractual purchase rights could, if fully converted or exercised, require the Company to obtain shareholder approval to increase its authorized common stock before all such issuances could be completed. No liability has been recorded because the Company has no present obligation to issue shares in excess of its authorized common stock.

Net Income (Loss) for the Reporting Period

The Company reported a net loss of $146,895 for the quarterly reporting period, which includes operating losses as well as non-operating items such as interest and unrealized losses on investments. The Company posted a net loss of $81,688 for the quarterly reporting period one year ago.

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

After accounting for the $2,625 in accrued dividends reserved for the holders of the Company’s Series A Preferred Stock, the Company reported Net Loss Attributable to Common Stockholders of $149,520 for the current quarterly reporting period compared to a Net Loss Attributable to Common Stockholders of $84,313 for the same quarterly period one year ago.

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

During the reporting periods, the Company issued shares of its common stock as follows:

Date	Description	Shares Outstanding	Day Weighting
01/01/2025	SHARE BALANCE	4,347,776,842	90 days
03/31/2025	SHARE BALANCE	4,347,776,842
2025 Q-1 WEIGHTED AVERAGE		4,347,776,842

01/01/2026	SHARE BALANCE	6,211,776,842	57 days
02/27/2026	Conversion of 45 Series C Preferred Shares	6,229,776,842	33 days
03/31/2026	SHARE BALANCE	6,229,776,842
2026 Q-1 WEIGHTED AVERAGE		6,218,376,842

Basic Earnings Per Share (EPS) Calculations

Basic EPS - Current Quarterly Reporting Period (Q1 2026)

At the beginning of the quarterly reporting period, the Company had 6,211,776,842 shares of common stock outstanding. As of the reporting date, the Company had 6,229,776,842 shares of common stock outstanding. During the quarterly reporting period, the Company issued 18,000,000 shares of common stock through the conversion of 45 shares of Series C Preferred Stock. The Weighted Average Number of Common Shares Outstanding for the quarterly reporting period was 6,218,376,842. The Net Loss Attributable to Common Stockholders for the quarterly reporting period is $149,520, and the Basic Loss Per Share for the quarterly reporting period is $(0.000024).

Basic EPS - Prior-Year Quarterly Reporting Period (Q1 2025)

At the beginning of the quarterly reporting period one year ago, the Company had 4,347,776,842 shares of common stock outstanding. As of the reporting date one year ago, the Company also had 4,347,776,842 shares of common stock outstanding. No changes in the number of common shares occurred during the quarter. The Weighted Average Number of Common Shares Outstanding for that quarterly reporting period was 4,347,776,842. The Net Loss Attributable to Common Stockholders for the quarterly reporting period one year ago was $84,313, and the Basic Loss Per Share for that quarterly reporting period was $(0.000019).

Fully Diluted Earnings Per Share (EPS) Calculations

To calculate fully diluted earnings per share, the Company uses the if-converted method for convertible instruments and the treasury stock method for options, warrants, and similar instruments in accordance with ASC 260. These methods adjust the weighted average number of common shares outstanding to reflect the potential issuance of additional shares upon conversion or exercise of such instruments. When the Company reports a net loss, potentially dilutive securities are excluded from the calculation as they are anti-dilutive; accordingly, diluted earnings per share is equal to basic earnings per share.

Fully Diluted EPS – Current Quarterly Reporting Period (Q1 2026)

For the quarterly reporting period ended March 31, 2026, the Company incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings per share is equal to basic earnings per share for the period.

Fully Diluted EPS - Prior-Year Quarterly Reporting Period (Q1 2025)

For the quarterly reporting period ended March 31, 2025, the Company also incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings per share is equal to basic earnings per share for the period.

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

No stock-based compensation expense was recognized during the period.

Stock-based awards are measured at fair value on the grant date and are expensed over the requisite service period, based on the estimated number of awards expected to vest.

Issuance of Stock or Contractual Purchase Rights

From time to time, the Company has issued stock to consultants, professional service providers, and other third parties as non-cash consideration for services rendered or in settlement of obligations. These issuances are measured at the fair value of the stock on the date of issuance and recorded either as stock-based compensation or as a gain or loss on extinguishment, as appropriate. Management applies judgment in determining fair value, particularly when shares are issued in private or illiquid markets.

In addition, the Company periodically grants certain consultants and other counterparties the right to purchase shares of stock under bespoke, non-standardized arrangements that function similarly to options. These “contractual purchase rights” are typically issued in connection with consulting agreements and entitle the holder to purchase shares at a fixed exercise price, generally set at the low trading price or the closing trading price on the date of the grant, taking into account the applicable conversion ratio of the securities being granted into the Company’s common stock. In the general case, the Company requires an upfront payment (“option premium”) from the consultant for being granted the right to purchase the shares; such proceeds are recorded as an addition to Additional Paid-In Capital (APIC). These rights generally have a fixed term and are not subject to vesting. The fair value of any such rights granted is assessed on the date of issuance and recognized as stock-based compensation expense over the related service period.

Disclosure of Proceeds from Contractual Purchase Rights

In the event that any proceeds were received during the reporting period from the sale or issuance of contractual purchase rights described above, such transactions are disclosed in Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of this Report.

(16) Commitments and Contingencies

The Company evaluates its commitments and contingencies in accordance with ASC 450, Contingencies. A liability is recognized for any contingent loss that is probable and reasonably estimable. If a loss is reasonably possible but not probable or cannot be reasonably estimated, the Company discloses the nature of the contingency and an estimate of the possible loss, or a statement that such an estimate cannot be made.

The Company may, from time to time, be subject to claims, legal proceedings, and regulatory matters arising in the ordinary course of business. As of the reporting date, the Company is not a party to any material legal proceedings, and management is not aware of any claims or actions pending or threatened that are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Investments in Marketable Securities

As of the reporting date, the Company held marketable equity securities that are classified as trading securities and carried at fair value. These securities are marked to market at each reporting date, with unrealized gains and losses recognized in Other Income (Expense) in the Statement of Operations. To the extent any securities are subject to transfer restrictions, the Company evaluates whether such restrictions affect the applicable fair value hierarchy classification. As of the reporting date, the fair value of these securities was $44,550, and the Company recorded an unrealized loss of $6,750 during the period.

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

(19) Related Party Transactions (ASC 850)

The Company engages in transactions with related parties in the ordinary course of business, including financing arrangements, consulting services, and equity transactions involving entities and individuals affiliated with the Company’s management. The Company engages MIS Consulting, Inc., an entity controlled by the Company’s Chief Executive Officer, to provide management and consulting services. The Company also engages Abstract Concepts 1618 LLC, an entity owned by a significant shareholder of the Company, to provide consulting services.

During the reporting period, the Company maintained multiple line of credit arrangements, including two with related parties. Borrowings under one such related party arrangement increased during the period, while the other related party and unrelated party arrangements remained unchanged. As of March 31, 2026, the outstanding balances under the related party lines of credit were approximately $29,000 and $5,600, respectively, and are included in the Company’s total outstanding lines of credit as disclosed in Note 12.

During the reporting period, the Company repaid a short-term advance received from an affiliated entity near the end of the prior period.

The Company maintained accounts payable and other obligations to related parties, including entities affiliated with the Company’s Chief Executive Officer and other related parties, arising from consulting services and other arrangements. Such balances were outstanding during the period and are included within accounts payable and accrued expenses in the accompanying financial statements. As of March 31, 2026, amounts due to related parties were approximately $37,500.

In addition, the Company issued equity securities to certain related parties in connection with consulting services and other arrangements, including the exercise of previously issued options, whereby amounts owed to related parties for services were applied toward the exercise price of such options, as well as the exercise of options for cash by related parties. These transactions were recorded at fair value in accordance with the Company’s accounting policies.

The Company’s Chief Executive Officer has provided a personal guarantee in connection with certain of the Company’s obligations with its financial institutions.

Certain related party transactions were not negotiated at arm’s length; however, the Company believes that all such transactions were conducted on terms that are reasonable based on the facts and circumstances at the time they were entered into. The Company has not obtained independent valuations or third-party comparisons to confirm that such terms are consistent with arm’s-length transactions.

(20) Subsequent Events (ASC 855)

The Company has evaluated events subsequent to the date of these financial statements in accordance with ASC 855, Subsequent Events.

Subsequent to March 31, 2026, the Company received a comment letter from the staff of the Securities and Exchange Commission dated April 10, 2026, relating to, among other matters, the Company’s accounting treatment of its acquisition of Peeples, Inc.

In response to the Staff’s comments and ongoing discussions, the Company is re-evaluating and adjusting, as appropriate, its accounting treatment of the Peeples transaction to reflect the transaction as an asset acquisition rather than a business combination, and expects to amend its Annual Report on Form 10-K for the year ended December 31, 2025, to reflect this change under applicable accounting guidance, including ASC 805-50, Business Combinations—Related Issues. In connection with this process, the Company is assessing the appropriate balance sheet presentation and carrying value of the assets acquired, which may differ from amounts previously reported.

Based on discussions with the Staff, the Company does not currently expect that further amendments to its Form 10 registration statement will be required; however, the Form 10 remains subject to the Staff’s review process until completion of the Staff’s review process.

The Company does not expect, as of the date of this report, to amend any Quarterly Reports on Form 10-Q for periods ended in 2025. Any Quarterly Reports on Form 10-Q for periods in 2026, including this Quarterly Report, may be amended if necessary to conform to the revised accounting treatment reflected in the amended Form 10-K.

The timing and outcome of this process are subject to completion of the Company’s evaluation and the resolution of the Staff’s review.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s financial condition and results of operations for the reporting period.

Overview

The Company is a resource development company focused on mineral recovery, strategic asset monetization, and related capital markets initiatives. The Company remains in the development stage of its current business initiatives and continues to evaluate and advance potential revenue-generating activities, including mineral recovery operations and related transactions involving precious metals.

During the reporting period, management continued to focus on regulatory matters, capital structure management, and the advancement of its mineral-related business initiatives. These activities included continued efforts toward completion of the Company’s Form 10 registration process, engagement with regulatory authorities, and the evaluation and development of potential strategic partnerships intended to support future operational activities.

Specific Highlights and Developments – First Quarter 2026

During the first quarter of 2026, the Company achieved several important milestones that furthered its strategic, regulatory, and operational objectives:

1.	SEC Form 10 Filing Progress

The Company continued to advance its Form 10 registration process with the Securities and Exchange Commission and, subsequent to prior periods, has made further progress toward completion of the Staff review process.

2.	Skull Valley, Arizona Lease Activities

The Company’s Skull Valley, Arizona lease with the Arizona State Land Department was renewed, and the Company continued to advance activities related to the project during the period. These efforts included site access, evaluation activities, and preparatory work necessary to support future development and potential processing of previously generated mine tailings. The Company’s Qualified Person conducted multiple site visits during the period in connection with ongoing evaluation and verification activities, including observation of previously processed tailings areas and the initial collection of samples for analysis.

3.	FINRA Rule 15c2-11 Application Status

The Company continues to monitor and engage in the process associated with FINRA Rule 15c2-11, which is expected to progress in conjunction with the completion of the Company’s Form 10 registration process.

4.	Future Capital Raising Strategy

The Company continues to defer potential future capital raising activities, including a Regulation A+ offering or other financing alternatives, until key milestones are achieved. These milestones include progress toward completion of the Company’s Form 10 registration process, resolution of regulatory matters affecting trading, and further advancement of the Company’s mineral projects.

5.	Strategic Joint Venture Developments

The Company continues to evaluate potential strategic partnerships and joint venture arrangements intended to support the development and monetization of its mineral assets. These discussions remain ongoing and are at various stages of development.

6.	Capital Formation and Advisor Commitment

The Company continues to receive funding through the exercise of contractual purchase rights by its consultants and advisors, who have acquired Series C Convertible Preferred Shares. These activities reflect continued internal support and alignment with long-term shareholder interests.

7.	Share Reclamations

The Company continued its share reclamation initiative, focused on addressing legacy issuances and reducing historical dilution. During the period, 45 shares of Series C Convertible Preferred Stock were reclaimed and returned to treasury, eliminating the potential issuance of 18,000,000 shares of common stock associated with those specific securities. Separately, during the same period, 45 shares of Series C Convertible Preferred Stock held the same holder were converted into 18,000,000 shares of common stock (see Part II, Item 2).

8.	Evaluation of Environmental and Sustainability-Related Opportunities

The Company began evaluating potential environmental and sustainability-related attributes associated with its mineral recovery and remediation activities, including the potential for carbon or other environmental credits. These efforts are in the early evaluation stage and are expected to involve third-party technical analysis to determine feasibility and potential applicability under existing methodologies. There can be no assurance as to the timing or economic impact of such initiatives.

Results of Operations

The Company reported no operating revenue for the quarterly reporting period. The Company reported a net loss of approximately $146,895 for the quarter, compared to a net loss of approximately $81,688 for the same period in the prior year. Net loss attributable to common stockholders differs from net loss due to the deduction of accrued dividends on the Company’s cumulative preferred stock.

Operating expenses for the quarter primarily consisted of legal and professional fees, insurance costs, and general corporate expenses associated with regulatory compliance, capital markets activities, and ongoing business development.

For the comparable period in the prior year, the Company’s results included lower operating expenses and did not reflect the same level of ongoing corporate, regulatory, and development-related activities present in the current period.

Management expects operating expenses to increase in future periods as the Company continues to advance its mineral asset development activities, pursue strategic partnerships, and expand operational capabilities.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of approximately $22,397, compared to approximately $11,617 as of December 31, 2025.

The Company continues to have working capital constraints and limited operating cash flow. The Company holds previously processed mine tailings and related mineral interests, which are not currently generating revenue.

The Company anticipates the need for additional funding to support ongoing operations and the advancement of its mineral asset development activities. Management is actively evaluating potential financing alternatives, including equity and debt financing, as well as strategic partnerships.

Based on the Company’s current operating cost structure, existing cash resources are not sufficient to fund planned operations for the next twelve months without additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company expects to receive additional capital from the exercise of outstanding contractual purchase rights and other potential financing activities, which may mitigate a portion of these conditions, although there can be no assurance as to the timing or amount of such funding.

In addition, the Company is evaluating potential environmental and sustainability-related attributes associated with its mineral recovery and remediation activities, including the potential for carbon or other environmental credits. While these initiatives may provide an additional source of value in the future, they remain in the evaluation stage and are subject to further technical analysis and applicable regulatory frameworks.

Outlook

The Company’s near-term focus will be on advancing the evaluation and potential development of its Skull Valley project, including continued technical analysis and assessment of previously processed tailings. In parallel, the Company intends to continue pursuing strategic partnerships and joint venture arrangements that may support the development and monetization of its mineral assets.

The Company will also continue to evaluate potential financing alternatives to support its operational and development activities, while maintaining a focus on capital structure management and shareholder alignment.

In addition, the Company expects to continue evaluating environmental and sustainability-related opportunities associated with its mineral recovery and remediation activities, including the potential for carbon or other environmental credits. These initiatives remain in the early stages of evaluation.

Management believes that the combination of its mineral asset base, ongoing evaluation activities, and strategic initiatives may position the Company for future development, although there can be no assurance as to the timing or success of these efforts.

Summary of First Quarter 2026 Results

●	The Company reported no operating revenues during the first quarter of 2026.

●	The Company reported a net loss of approximately $146,895 for the quarter. Net loss attributable to common stockholders differs from net loss due to the deduction of accrued dividends on the Company’s cumulative preferred stock.

●	Operating expenses consisted primarily of legal and professional fees, insurance costs, and general corporate expenses.

●	The Company continued to advance regulatory, capital structure, and project evaluation activities during the period.

●	The Company’s cash balance as of March 31, 2026, was approximately $22,397.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date, except as noted in Note 20 regarding the pending re-evaluation of the accounting treatment of the Peeples acquisition in response to SEC staff comments.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None – the Company is not presently involved in any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following securities during the reporting period that were not registered under the Securities Act of 1933, as amended.

The securities described below were issued in reliance upon exemptions from the registration requirements of the Securities Act, as indicated in each section.

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

During the quarter ended March 31, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933:

Series C Preferred Stock

During the quarter ended March 31, 2026, the Company issued an aggregate of 378 shares of its Series C Convertible Preferred Stock for gross proceeds of approximately $104,555 before giving effect to the cancellation described below. These issuances were made to consultants and advisors in connection with the exercise of previously granted contractual purchase rights.

During the quarter, 45 shares of Series C Convertible Preferred Stock previously issued in connection with consulting services were cancelled and returned to treasury. The associated value of approximately $19,800 was reversed and credited against consulting expenses. Accordingly, net proceeds reflected in the financial statements for the period were approximately $84,255.

In addition, during the quarter, 45 shares of Series C Convertible Preferred Stock were converted into approximately 18,000,000 shares of the Company’s common stock. These transactions were non-cash in nature.

The Company also granted contractual purchase rights (bespoke options) to certain consultants and advisors during the quarter. During the period, 370 bespoke options were granted as a continuation and extension of previously issued contractual purchase rights for which the related premiums had been paid in prior periods. In addition, 125 bespoke options were granted during the quarter, for which aggregate premiums of approximately $500 were received subsequent to March 31, 2026. No material proceeds from bespoke option grants were received during the quarter.

The securities described above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder, for issuances to consultants and advisors with whom the Company had a pre-existing substantive relationship.

Cash proceeds from the Series C issuances described above were deposited into the Company’s operating account and used for working capital purposes.

No underwriters or placement agents were involved in any of the above transactions, and no commissions were paid.

Item 3. Defaults Upon Senior Securities

None – the Company did not default on any securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

●	31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

●	31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

●	32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

●	32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

●	101.INS Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

●	101.SCH Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

●	104 Cover page formatted as Inline XBRL and contained in Exhibit 101

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MINERALRITE CORPORATION

By: /s/ James Burgauer

Name: James Burgauer

Title: President

Date: May 1, 2026