Form 10-K/A
period 2025-12-31
MINERALRITE Corp
filed 2026-05-27
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of December 31, 2025, there were 6,211,776,842 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of MineralRite Corporation (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “Original Filing”). This Amendment No. 1 is being filed to restate the Company’s previously issued consolidated financial statements and related disclosures to correct errors related to the accounting treatment and valuation of the acquisition of Peeples, Inc. and California Precious Metals LLC completed on December 31, 2024.

Subsequent to the issuance of the Original Filing, the Company reevaluated the accounting treatment applied to the transaction and, following further evaluation of the applicable accounting guidance and discussions with the Staff of the SEC, determined that the acquisition of Peeples, Inc. should be accounted for as an asset acquisition under ASC 805-50, Asset Acquisitions, rather than as a business combination under ASC 805, Business Combinations. The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement.

As a result of these corrections, the Company revised the carrying value and related presentation of the acquired assets and related accounts reflected in the previously issued consolidated financial statements. The accompanying consolidated financial statements and related disclosures have been restated to reflect the correction of these errors in accordance with ASC 250, Accounting Changes and Error Corrections.

This Amendment No. 1 includes revisions to, among other things:

• the accounting treatment of the acquisition of Peeples, Inc.;

• the measurement of the consideration transferred;

• the carrying value and presentation of mineral assets and related accounts;

• the related disclosures contained in Notes to Consolidated Financial Statements;

• related risk factor disclosures; and

• related certifications and exhibits.

The Company has included within the Notes to Consolidated Financial Statements disclosures required by ASC 250 regarding the nature and effect of the corrections on the previously issued financial statements.

Except as expressly set forth in this Amendment No. 1, the Company has not updated, modified, or supplemented disclosures contained in the Original Filing, and this Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing.

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

Total consideration for the transaction consisted of 6.9 million shares of Series NMC $25 Convertible Preferred Stock and 6.9 million warrants to acquire additional shares. The aggregate transaction value was approximately $246 million, and the Company assumed approximately $5 million in liabilities. The acquisition of Peeples, Inc. has been revised to be accounted for as an asset acquisition under ASC 805-50, and the California Precious Metals LLC component was treated as an asset acquisition.

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

We recorded approximately $246 million in connection with the NMC-related acquisition, including the assets associated with Peeples, based on management’s determination of the fair value of the consideration transferred in accordance with ASC 805-50, Asset Acquisitions, and ASC 820, Fair Value Measurement. This valuation required significant judgments and assumptions concerning market participant behavior, economic potential, recoverability, operational development, and other factors. If these assumptions prove inaccurate, the recorded values may not be realizable, and future impairment or other accounting consequences could materially adversely affect our financial statements and investor perception. The Company has revised its accounting treatment of this transaction from a business combination to an asset acquisition, and discussions with the staff of the Securities and Exchange Commission regarding related accounting and disclosure matters have been substantially addressed.

The valuation of our mineral assets involves significant judgment and, in certain areas, includes the use of unobservable (Level 3) inputs where observable inputs are limited or not available.

We have disclosed that certain aspects of our valuation involved Level 3 inputs under ASC 820, which are based on management judgment and unobservable inputs rather than quoted market prices. Level 3 valuations are inherently more subjective and may later be challenged by auditors, regulators, investors or other market participants. If assumptions change or are later viewed as unsupported, we could be required to revise our conclusions or record impairments.

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

We have applied specific accounting conclusions to account for the transaction as an asset acquisition and to allocate the cost of the acquisition to the acquired assets. These conclusions involve judgment and interpretation of complex accounting guidance. Regulators, auditors, investors or litigants may disagree with some or all of these conclusions, and any required revisions could materially affect our financial statements, disclosures or credibility.

Our financial statements and disclosures may continue to be affected by complex accounting, valuation and presentation issues.

Our historical and current financial reporting includes complex areas such as asset acquisition accounting, fair value measurement, capital structure presentation, extinguishment or restructuring of obligations, preferred stock rights, and other technical matters. The complexity of these issues increases the risk of disagreement, revision, control deficiency, restatement, or additional scrutiny by auditors, regulators or investors.

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

Item 1B. Unresolved Staff Comments

The Company previously received comment letters from the staff of the Securities and Exchange Commission in connection with its filings under the Securities Exchange Act of 1934 relating primarily to the accounting treatment, valuation methodology, and related disclosures associated with the Company’s acquisition of Peeples, Inc. and California Precious Metals LLC completed on December 31, 2024.

Following further evaluation of the applicable accounting guidance and discussions with the staff of the Securities and Exchange Commission, the Company revised its accounting treatment and related disclosures as reflected in this Amendment No. 1 to the Annual Report on Form 10-K. The Company believes that the revisions reflected herein have substantially addressed the matters raised by the staff comments.

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

Valuation of Assets Acquired in Asset Acquisition

During the year ended December 31, 2024, the Company completed an asset acquisition (of Peeples Inc. and California Precious Metals LLC) that continues to materially affect the carrying value of assets reported in the December 31, 2025, financial statements. The Company recorded $246 million in connection with the previously processed mine tailings classified as chattel (personal property) component of the asset acquisition of Peeples Inc. The cost of the acquisition was primarily attributed to the mine tailings, rather than to underlying mineralization or raw land. The acquired assets included a mineral lease, previously processed mine tailings classified as chattel (personal property), a mine plan, and related technical documentation. The valuation involved significant judgment from management in determining the fair value of the consideration transferred and the allocation of cost to the acquired assets.

We identified the valuation of the assets acquired in the asset acquisition as a critical audit matter because of the significant estimation uncertainty and complexity involved in determining the appropriate allocation of the cost of the acquisition. The assessment required a high degree of auditor judgment and the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the asset acquisition included, among others:

●	Evaluating the Company’s methodology for allocating the cost of the acquisition in accordance with ASC 805-50, Asset Acquisitions;

●	Assessing the reasonableness of management’s assumptions related to market participant considerations, contractual economics, and fair value estimates;

●	Testing the accuracy and completeness of the data used in the valuation model;

●	Engaging valuation specialists to assist in evaluating the methodologies and assumptions used in estimating the fair value of acquired assets;

●	Evaluating the impact of changes in key assumptions on the allocation of the cost of the acquisition.

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

May 22, 2026

Consolidated Balance Sheets (As Restated)
December 31, 2025 and 2024

	As of:
(Audited)	12/31/2025	12/31/2024

ASSETS
Current assets:
Cash and cash equivalents	$11,617	$10,458
Accounts receivable	-	-
Inventory	-	-
Employee advances	-	-
Note Receivable	-	-
Prepaid services	134,363	6,496
Total current assets	$145,980	$16,954

Property and equipment:
Property, Plant & Equipment	$438,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$240,000	$240,000

Other assets:
Investments	$51,300	$-
Mineral royalties	1,380,000	-
Prepaid services - long-term portion	-	-
Mineral assets	246,011,500	246,000,000
Less: accumulated depletion	-	-
Total other assets	$247,442,800	$246,000,000

Total assets	$247,828,780	$246,256,954

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,948	$30,766
Other liabilities	4,997,300	5,000,000
Liability due to committed shares in excess of authorized	-	-
Total current liabilities	$5,046,248	$5,030,766

Long-term liabilities:
Convertible debt	$-	$117,500
Notes Payable	15,520	28,222
Derivative liabilities	-	-
Total long-term liabilities	$15,520	$145,722

Total liabilities	$5,061,768	$5,176,488

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 12/31/25; 105,000 issued at 12/31/24.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 12/31/25; 13,500 issued at 12/31/24.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 9,404 issued at 12/31/25; 8,249 issued at 12/31/24.	828,585	499,485
Series D Preferred Stock, $25 par value; 35,000 authorized 0 issued at 12/31/25; 700 issued at 12/31/24.	-	17,500
Series NMC Preferred Stock, $25 par value; 7,100,000 authorized 6,900,000 issued at 12/31/25; 6,900,000 issued at 12/31/24.	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 6,211,776,842 issued at 12/31/25; 4,347,776,842 issued at 12/31/24.	3,887,635	3,887,635
Additional paid-in capital	70,312,494	68,646,029
Accumulated deficit	(4,761,821)	(4,470,302)
Other comprehensive gain/(loss)	-	-
Total shareholders’ equity (deficit)	$242,767,012	$241,080,466

Total liabilities and shareholders’ equity (deficit)	$247,828,780	$246,256,954

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations (As Restated)
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

Consolidated Statements of Stockholders’ Equity (As Restated)
For the years ended December 31, 2025 and 2024

	For the Year Ending
(Audited)	12/31/2025		12/31/2024
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	4,347,776,842	$3,887,635	4,357,321,532		$3,887,635
Common Stock Sales (Reclamation) (non-cash)	22,000,000		(9,544,690)	-
Conversion of Series C Preferred (non-cash)	342,000,000	-	-		-
Conversion of Series D Preferred (non-cash)	1,500,000,000	-	-		-
Ending Common Stock Amount	6,211,776,842	$3,887,635	4,347,776,842		$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000		$105
Series A Stock Sales for the Period	-	-	-		-
Ending Series A Preferred Stock Amount	105,000	$105	105,000		$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500		$14
Series B Stock Sales for the Period	-	-	-		-
Ending Series B Preferred Stock Amount	13,500	$14	13,500		$14

Beginning Series C Preferred Stock Amount	8,249	$499,485	6,050		$70,005
Series C Stock Sales for the Period	2,010	431,700	2,199		429,480
Conversion of Series C Preferred into Common (non-cash)	(855)	(102,600)	-		-
Ending Series C Preferred Stock Amount	9,404	$828,585	8,249		$499,485

Beginning Series D Preferred Stock Amount	700	$17,500	-		$-
Series D Stock Sales for the Period	59,300	1,482,500	700		17,500
Conversion of Series D Preferred into Common (non-cash)	(60,000)	(1,500,000)	-		-
Ending Series D Preferred Stock Amount	-	$-	700		$17,500

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	-		$-
Series NMC Stock Sales for the Period	-		6,900,000		172,500,000
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000		$172,500,000

Ending Total Stock Amount		$177,216,339			$176,904,739

Beginning Additional Paid-in-capital		$68,646,029			$-
Excess from Common Stock (Fair Value over Par)		56,500			-
Excess from Series C (Fair Value over Par)		5,000
Excess from Series NMC (Fair Value over Par)		-			68,500,000
Conversion of Series C Preferred into Common (non-cash)		102,600			-
Conversion of Series D Preferred into Common (non-cash)		1,500,000			-
Conversion of Obligations into Warrants (3(a)9)		-			137,499
Option Premiums (Consultants)		2,365			8,530
Ending Additional Paid-in-capital		$70,312,494			$68,646,029

Beginning Accumulated Earnings (Deficit)		$(4,470,302)			$(4,867,064)
Net Income for the Period		(291,519)			396,762
Ending Accumulated Earnings (Deficit)		$(4,761,821)			$(4,470,302)

Total Shareholders’ Equity (Deficit)		$242,767,012			$241,080,466

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Cash Flows (As Restated)
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

The aggregate transaction value was approximately $246 million, and the Company assumed approximately $5 million in liabilities.

The acquisition of Peeples, Inc. has been revised to be accounted for as an asset acquisition under ASC 805-50, and the California Precious Metals LLC component was also treated as an asset acquisition. The assets acquired in this transaction form a significant portion of the Company’s consolidated balance sheet as of December 31, 2025.

Organizational Structure

The Company conducts its operations through wholly owned subsidiaries, each of which is intended to hold specific mineral assets or project interests. This structure is designed to isolate project-level risks, facilitate financing arrangements, and allow for separate development or monetization strategies for individual properties.

Revision of Prior Accounting Treatment / Correction of Prior Period Error

Subsequent to December 31, 2025, the Company reevaluated the accounting treatment applied to the acquisition of Peeples, Inc. completed on December 31, 2024. Following further evaluation of the applicable accounting guidance, including ASC 805-50, Asset Acquisitions, ASC 820, Fair Value Measurement, and comments received from the Staff of the Securities and Exchange Commission, the Company determined that the acquisition of Peeples, Inc. should be accounted for as an asset acquisition under ASC 805-50 rather than as a business combination under ASC 805, Business Combinations.

The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. As a result of these matters, the Company determined that the previously issued consolidated financial statements contained errors related to the accounting treatment, valuation, and related presentation associated with the transaction.

Accordingly, the accompanying consolidated financial statements have been revised to reflect the correction of these errors in accordance with ASC 250, Accounting Changes and Error Corrections.

As a result of these corrections, the Company reduced the recorded carrying value of the acquired assets associated with the transaction from approximately $432 million previously reported to approximately $246 million.

The following tables summarize the effect of the corrections on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2025:

Effect of Corrections on Consolidated Balance Sheet

Consolidated Balance Sheet Line Item	As Previously Reported	Adjustment	As Restated
Mineral assets	$432,011,500	$(186,000,000)	$246,011,500
Total other assets	$433,442,800	$(186,000,000)	$247,442,800
Total assets	$433,828,780	$(186,000,000)	$247,828,780
Additional paid-in capital	$256,312,494	$(186,000,000)	$70,312,494
Total shareholders’ equity (deficit)	$428,767,012	$(186,000,000)	$242,767,012
Total liabilities and stockholders’ equity (deficit)	$433,828,780	$(186,000,000)	$247,828,780

Effect of Corrections on Stockholders’ Equity

Stockholders’ Equity Line Item	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$256,312,494	$(186,000,000)	$70,312,494
Accumulated deficit	$(4,761,821)	$-	$(4,761,821)
Total shareholders’ equity (deficit)	$428,767,012	$(186,000,000)	$242,767,012

The following tables summarize the effect of the corrections on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2024:

Effect of Corrections on Consolidated Balance Sheet

Consolidated Balance Sheet Line Item	As Previously Reported	Adjustment	As Restated
Mineral assets	$432,000,000	$(186,000,000)	$246,000,000
Total other assets	$432,000,000	$(186,000,000)	$246,000,000
Total assets	$432,256,954	$(186,000,000)	$246,256,954
Additional paid-in capital	$254,646,029	$(186,000,000)	$68,646,029
Total shareholders’ equity (deficit)	$427,080,466	$(186,000,000)	$241,080,466
Total liabilities and stockholders’ equity (deficit)	$432,256,954	$(186,000,000)	$246,256,954

Effect of Corrections on Stockholders’ Equity

Shareholders’ Equity Line Item	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$254,646,029	$(186,000,000)	$68,646,029
Accumulated deficit	$(4,470,302)	$-	$(4,470,302)
Total shareholders’ equity (deficit)	$427,080,466	$(186,000,000)	$241,080,466

The Company has determined that, as a result of the revised accounting framework and related valuation methodology, allocation, and presentation changes, which resulted in materially different accounting and valuation conclusions, certain previously issued financial statements should no longer be relied upon and has filed an Item 4.02 Current Report on Form 8-K in connection with these amendments.

The corrections reflected herein relate to the accounting classification, valuation methodology, allocation, and financial statement presentation associated with the acquisition transaction. The accounting valuations reflected in the Company’s financial statements represent accounting fair value determinations prepared in accordance with applicable U.S. GAAP and do not constitute mineral resource, mineral reserve, or mineralization determinations under Regulation S-K Subpart 1300, which requires separate technical analysis and supporting disclosure. As previously disclosed, the Company has not established mineral resources or mineral reserves in accordance with S-K 1300.

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

Actual results could differ materially from those estimates.

Significant areas that require the use of estimates include, but are not limited to:

●	Asset valuations, including mineral assets and inventory in process,

●	Recoverability assessments,

●	The fair value of equity-based transactions,

●	The valuation of liabilities and contingencies,

●	Derecognition of obligations,

●	The allocation of purchase price in asset acquisitions, and

●	The assessment of going concern.

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

Asset Acquisitions

The Company accounts for asset acquisitions in accordance with ASC 805-50. The cost of an acquisition is measured based on the fair value of the consideration transferred and is allocated to the assets acquired based on their relative fair values.

Because the Company’s acquisitions have been determined not to meet the definition of a business, no goodwill is recognized. Acquisition-related costs are capitalized as part of the cost of the acquired assets.

For acquisitions that do not meet the definition of a business, the transaction is accounted for as an asset acquisition, and the cost of the acquisition is allocated to the assets acquired on a relative fair value basis.

Goodwill

The Company does not recognize goodwill in asset acquisitions.

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

(5) Asset Acquisitions

On December 31, 2024, the Company completed the acquisition of California Precious Metals LLC (“CPM”) and Peeples, Inc. (“Peeples”) pursuant to a transaction with NMC. The results of these acquisitions are reflected in the Company’s consolidated financial statements as of the acquisition date.

Peeples, Inc.

The acquisition of Peeples has been revised to be accounted for as an asset acquisition under ASC 805-50, Asset Acquisitions. Peeples held previously processed mine tailings classified as chattel (personal property), a written mine development plan, technical documentation, and strategic relationships necessary to advance operations. These materials were not unprocessed in-situ mineral resources, but rather previously processed tailings that functioned economically as inventory-type material supported by technical and metallurgical data.

California Precious Metals LLC

The acquisition of CPM was treated as an asset acquisition, as the acquired set of assets did not meet the definition of a business under ASC 805. CPM held mineral leases and related rights without supporting infrastructure, workforce, or business activity.

Consideration and Allocation

The total consideration for the transaction was approximately $246 million, consisting primarily of the issuance of 6.9 million shares of Series NMC $25 Convertible Preferred Stock and 6.9 million warrants to purchase the same. The Company also assumed approximately $5 million of liabilities associated with the acquired entities.

The Series NMC Convertible Preferred Stock included a structured sinking fund repurchase feature providing for a minimum repurchase price of $25.40 per share, which accretes at a rate of 5% per year. This feature was considered in determining the fair value of the securities issued.

The cost of the acquisition was measured based on the fair value of the consideration transferred in accordance with ASC 805-50, Asset Acquisitions and ASC 820, Fair Value Measurement. Management determined that the fair value of the consideration transferred was approximately $246 million based primarily on observable contractual and transaction-based inputs.

The Company allocated the cost of the acquisition to the acquired assets based on their relative fair values. Substantially all of the assigned value was attributed to the previously processed mine tailings classified as chattel (personal property) acquired in the Peeples transaction. The two mineral leases held by California Precious Metals and the approximately 377.11-acre Arizona State Land Department lease held by Peeples were determined not to have standalone economic value relative to the previously processed tailings and were therefore assigned no material value.

The recorded cost was not based on proven or probable reserves. Substantially all of the allocated cost was attributed to the previously processed mine tailings.

No goodwill is recognized in asset acquisitions.

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

Asset Acquisitions and Cost Allocation

Mineral interests acquired in an asset acquisition are recorded based on the cost of the acquisition, measured as the fair value of the consideration transferred in accordance with ASC 805-50, Asset Acquisitions, and ASC 820, Fair Value Measurement.

On December 31, 2024, the Company acquired California Precious Metals LLC and Peeples Inc., which together held three mineral properties and previously processed mine tailings. The Peeples acquisition has been revised to be accounted for as an asset acquisition under ASC 805-50, Asset Acquisitions.

The acquired set included:

●	Previously processed mine tailings;

●	A mineral lease providing site access;

●	A written mine development plan;

●	Technical, metallurgical, and environmental datasets; and

●	Associated project documentation and operational relationships.

These elements were considered in identifying the acquired asset group and allocating the cost of the asset acquisition under ASC 805-50, Asset Acquisitions, as described in the Company’s Form 10 and related correspondence with the SEC Staff.

Based on the cost of the asset acquisition, measured as the fair value of the consideration transferred, the Company recorded acquired mineral assets of approximately $246,000,000. No goodwill is recognized in asset acquisitions.

Net Assets Acquired

Assets and Liabilities Recognized	Gross Carrying Amount	Accumulated Depreciation	Amount
Peeples, Inc - Previously processed mine tailings, including associated mineral lease, mine plan, permitting, and technical documentation	$246,000,000	$0	$246,000,000
Peeples, Inc. – mineral lease (377.11 acres)	$0	$0	$0
California Precious Metals LLC – exploratory leases	$0	$0	$0
Goodwill	$0	$0	$0
Total	$246,000,000	$0	$246,000,000

The table above reflects the carrying value assigned to the mineral assets acquired based on the cost of the asset acquisition under ASC 805-50, Asset Acquisitions. The tailings asset is supported by historical engineering, metallurgical, and technical data.

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

Date: May 22, 2026