Form 10-Q/A
period 2026-03-31
MINERALRITE Corp
filed 2026-05-27
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of March 31, 2026, there were 6,229,776,842 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of MineralRite Corporation (the “Company”) for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2026 (the “Original Filing”). This Amendment No. 1 is being filed to restate the Company’s previously issued condensed consolidated financial statements and related disclosures to correct errors related to the accounting treatment and valuation of the acquisition of Peeples, Inc. and California Precious Metals LLC completed on December 31, 2024.

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

As a result of these corrections, the Company revised the carrying value and related presentation of the acquired assets and related accounts reflected in the previously issued condensed consolidated financial statements. The accompanying condensed consolidated financial statements and related disclosures have been restated to reflect the correction of these errors in accordance with ASC 250, Accounting Changes and Error Corrections.

This Amendment No. 1 includes revisions to, among other things:

• the accounting treatment of the acquisition of Peeples, Inc.;

• the measurement of the consideration transferred;

• the carrying value and presentation of mineral assets and related accounts;

• the related disclosures contained in Notes to Condensed Consolidated Financial Statements;

• related risk factor disclosures; and

• related certifications and exhibits.

The Company has included in Note 1 to the accompanying condensed consolidated financial statements disclosures required by ASC 250 regarding the nature and effect of the corrections on the previously issued financial statements. These revisions relate primarily to accounting classification, valuation methodology, allocation, and financial statement presentation matters and do not constitute a determination regarding the existence or absence of mineral resources or mineral reserves under Regulation S-K Subpart 1300.

Except as expressly set forth in this Amendment No. 1, the Company has not updated, modified, or supplemented disclosures contained in the Original Filing, and this Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of March 31, 2026, and December 31, 2025

●	Statements of Operations for the quarterly periods ending March 31, 2026, and March 31, 2025

●	Statements of Cash Flows for the year-to-date periods ending March 31, 2026, and March 31, 2025

●	Statements of Stockholders’ Equity for the year-to-date periods ending March 31, 2026, and March 31, 2025

●	Notes to Condensed Consolidated Financial Statements

MineralRite Corp

Condensed Consolidated Balance Sheets (As Restated)

	As of:
(Unaudited)	3/31/2026	12/31/2025

ASSETS
Current assets:
Cash and cash equivalents	$22,397	$11,617
Accounts receivable	—	—
Inventory	—	—
Employee advances	—	—
Note Receivable	—	—
Prepaid services	72,167	134,363
Total current assets	$94,564	$145,980

Property and equipment:
Property, Plant & Equipment	$438,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$240,000	$240,000

Other assets:
Investments	$44,550	$51,300
Mineral royalties	1,380,000	1,380,000
Prepaid services - long-term portion	—	—
Mineral assets	246,037,212	246,011,500
Less: accumulated depletion	—	—
Total other assets	$247,461,762	$247,442,800

Total assets	$247,796,326	$247,828,780

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,134	$48,948
Other liabilities	4,997,300	4,997,300
Liability due to committed shares in excess of authorized	—	—
Total current liabilities	$5,056,434	$5,046,248

Long-term liabilities:
Convertible debt	$—	$—
Notes Payable	35,520	15,520
Derivative liabilities	—	—
Total long-term liabilities	$35,520	$15,520

Total liabilities	$5,091,954	$5,061,768

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 03/31/26; 105,000 issued at 12/31/25.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 03/31/26; 13,500 issued at 12/31/25.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 9,692 issued at 03/31/26; 9,404 issued at 12/31/25.	893,040	828,585
Series D Preferred Stock, $25 par value; 35,000 authorized 0 issued at 03/31/26; 0 issued at 12/31/25.	—	—
Series NMC Preferred Stock, $25 par value; 7,100,000 authorized 6,900,000 issued at 03/31/26; 6,900,000 issued at 12/31/25.	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued
Common Stock, no par value; 20,000,000,000 authorized 6,229,776,842 issued at 03/31/26; 6,211,776,842 issued at 12/31/25.	3,887,635	3,887,635
Additional paid-in capital	70,332,294	70,312,494
Accumulated deficit	(4,908,716)	(4,761,821)
Other comprehensive gain/(loss)	—	—
Total shareholders’ equity (deficit)	$242,704,372	$242,767,012

Total liabilities and shareholders’ equity (deficit)	$247,796,326	$247,828,780

See accompanying notes to condensed consolidated financial statements.

MineralRite Corp

Condensed Consolidated Statements of Operations (As Restated)

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

See accompanying notes to condensed consolidated financial statements.

MineralRite Corp

Condensed Consolidated Statements of Cash Flows (As Restated)

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

See accompanying notes to condensed consolidated financial statements.

MineralRite Corp

Condensed Consolidated Statements of Changes in Shareholders’ Equity (As Restated)

	For the Three Months Ending
(Unaudited)	3/31/2026		3/31/2025
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	6,211,776,842	$3,887,635	4,347,776,842	$3,887,635
Common Stock Sales (Reclamation) (non-cash)	—		—	—
Conversion of Series C Preferred (non-cash)	18,000,000	—	—	—
Conversion of Series D Preferred (non-cash)	—	—	—	—
Ending Common Stock Amount	6,229,776,842	$3,887,635	4,347,776,842	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	—	—	—	—
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	—	—	—	—
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	9,404	$828,585	8,249	$499,485
Series C Stock Sales (Reclamation) for the Period	333	84,255	340	28,800
Conversion of Series C Preferred into Common (non-cash)	(45)	(19,800)	—	—
Ending Series C Preferred Stock Amount	9,692	$893,040	8,589	$528,285

Beginning Series D Preferred Stock Amount	—	$—	700	$17,500
Series D Stock Sales for the Period	—	—	3,300	82,500
Conversion of Series D Preferred into Common (non-cash)	—	—	—	—
Ending Series D Preferred Stock Amount	—	$—	4,000	$100,000

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000
Series NMC Stock Sales for the Period	—		—	—
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000

Ending Total Stock Amount		$177,280,794		$177,016,039

Beginning Additional Paid-in-capital		$70,312,494		$68,646,029
Excess from Common Stock (Fair Value over Par)		—		—
Excess from Series C (Fair Value over Par)		—		—
Excess from Series NMC (Fair Value over Par)		—		—
Conversion of Series C Preferred into Common (non-cash)		19,800		—
Conversion of Series D Preferred into Common (non-cash)		—		—
Conversion of Obligations into Warrants (3(a)9)		—		—
Option Premiums (Consultants)		—		740
Ending Additional Paid-in-capital		$70,332,294		$68,646,769

Beginning Accumulated Earnings (Deficit)		$(4,761,821)		$(4,470,303)
Net Income for the Period		(146,895)		(81,688)
Ending Accumulated Earnings (Deficit)		$(4,908,716)		$(4,551,991)

Total Shareholders’ Equity (Deficit)		$242,704,372		$241,110,817

See accompanying notes to condensed consolidated financial statements.

MineralRite Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

In December 2024, the Company completed the acquisition of two subsidiaries from NMC, Inc.: (i) California Precious Metals LLC (“California Precious Metals”) and (ii) Peeples, Inc. (“Peeples”). In connection with these acquisitions, the Company issued 6.9 million shares of Series NMC $25 Convertible Preferred Stock, along with 6.9 million warrants to purchase the same, as consideration for the transaction. Subsequent to the issuance of the Company’s previously issued Annual Report on Form 10-K for the year ended December 31, 2025, the Company reevaluated the accounting treatment and valuation applied to the transaction and revised the accounting treatment to reflect the acquisition as an asset acquisition under ASC 805-50, Asset Acquisitions. The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. As revised, the transaction value reflected in the Company’s condensed consolidated financial statements is approximately $246 million.

California Precious Metals held and continues to hold two mineral leases without infrastructure or business plans and was accounted for as an asset acquisition. Peeples, Inc. held and continues to hold one mineral lease, previously processed mine tailings, mine plans, technical documentation, recovery methodologies, and related operational and technical materials associated with the project. Subsequent to further evaluation of the applicable accounting guidance, the Company revised the accounting treatment applied to the Peeples transaction to reflect the acquisition as an asset acquisition under ASC 805-50, Asset Acquisitions, rather than as a business combination under ASC 805, Business Combinations.

The Company assigned a fair value of $0 to the California Precious Metals acquisition. Following the Company’s reevaluation of the accounting treatment and valuation methodology applied to the Peeples transaction, the Company revised the carrying value assigned to the acquired assets associated with the Peeples acquisition from approximately $432 million previously reported to approximately $246 million. The revised valuation reflects the application of ASC 805-50, Asset Acquisitions, and ASC 820, Fair Value Measurement, and is not based on mineral reserve estimates. These revisions were reflected in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2025.

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

The Company’s accompanying financial statements reflect the revised accounting treatment and valuation associated with the Peeples transaction. These revisions relate primarily to accounting classification, valuation methodology, allocation, and financial statement presentation matters and do not constitute a determination regarding the existence or absence of mineral resources or mineral reserves under Regulation S-K Subpart 1300.

Correction of Prior Period Error

Subsequent to March 31, 2026, the Company reevaluated the accounting treatment applied to the acquisition of Peeples, Inc. completed on December 31, 2024. Following further evaluation of the applicable accounting guidance, including ASC 805-50, Asset Acquisitions, ASC 820, Fair Value Measurement, and comments received from the Staff of the Securities and Exchange Commission, the Company determined that the acquisition of Peeples, Inc. should be accounted for as an asset acquisition under ASC 805-50 rather than as a business combination under ASC 805, Business Combinations.

The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. As a result of these matters, the Company determined that the previously issued condensed consolidated financial statements contained errors related to the accounting treatment, valuation, and related presentation associated with the transaction.

Accordingly, the accompanying condensed consolidated financial statements have been revised to reflect the correction of these errors in accordance with ASC 250, Accounting Changes and Error Corrections.

As a result of these corrections, the Company reduced the recorded carrying value of the acquired assets associated with the transaction from approximately $432 million previously reported to approximately $246 million.

The following tables summarize the effects of the correction on the Company’s previously reported condensed consolidated balance sheet and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2026:

Condensed Consolidated Balance Sheet Line Item	As Previously Reported	Adjustment	As Restated
Mineral assets	$432,037,212	$(186,000,000)	$246,037,212
Total other assets	$433,461,762	$(186,000,000)	$247,461,762
Total assets	$433,796,326	$(186,000,000)	$247,796,326
Additional paid-in capital	$256,332,294	$(186,000,000)	$70,332,294
Total shareholders’ equity	$428,704,372	$(186,000,000)	$242,704,372
Total liabilities and shareholders’ equity	$433,796,326	$(186,000,000)	$247,796,326

Shareholders’ Equity Line Item	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$256,332,294	$(186,000,000)	$70,332,294
Accumulated deficit	$(4,908,716)	$-	$(4,908,716)
Total shareholders’ equity (deficit)	$428,704,372	$(186,000,000)	$242,704,372

The following tables summarize the effects of the correction on the Company’s previously reported condensed consolidated balance sheet and condensed consolidated statement of changes in shareholders’ equity as of December 31, 2025:

Condensed Consolidated Balance Sheet Line Item	As Previously Reported	Adjustment	As Restated
Mineral assets	$432,011,500	$(186,000,000)	$246,011,500
Total other assets	$433,442,800	$(186,000,000)	$247,442,800
Total assets	$433,828,780	$(186,000,000)	$247,828,780
Additional paid-in capital	$256,312,494	$(186,000,000)	$70,312,494
Total shareholders’ equity	$428,767,012	$(186,000,000)	$242,767,012
Total liabilities and shareholders’ equity	$433,828,780	$(186,000,000)	$247,828,780

Shareholders’ Equity Line Item	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$256,312,494	$(186,000,000)	$70,312,494
Accumulated deficit	$(4,761,821)	$-	$(4,761,821)
Total shareholders’ equity (deficit)	$428,767,012	$(186,000,000)	$242,767,012

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments consist of normal recurring adjustments considered necessary for a fair presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas that require the use of estimates include, but are not limited to, asset valuations, recoverability assessments, and the allocation of consideration in asset acquisitions and business combinations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MineralRite Corporation and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation in accordance with ASC 810, Consolidation.

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

Revenue Recognition, Inventory, Fair Value, and Other Policies

Additional significant accounting policies are described in the relevant notes to these condensed consolidated financial statements.

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

(5) Acquisition Accounting

On December 31, 2024, the Company completed the acquisition of California Precious Metals LLC and Peeples, Inc. The California Precious Metals acquisition, which involved mineral leases without supporting infrastructure or business activity, was treated as an asset acquisition. The Peeples transaction was subsequently revised to reflect asset acquisition accounting under ASC 805-50 as discussed herein.

The Peeples acquisition was originally accounted for as a business combination under ASC 805. Subsequent to the issuance of the Company’s previously issued Annual Report on Form 10-K for the year ended December 31, 2025, the Company reevaluated the accounting treatment and valuation methodology applied to the transaction and revised the accounting treatment to reflect the acquisition as an asset acquisition under ASC 805-50, Asset Acquisitions. The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. These revisions were reflected in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2025.

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

The Company’s previously processed mine tailings and related materials were acquired as part of a transaction subsequently accounted for as an asset acquisition under ASC 805-50 and are classified as long-lived mineral assets, initially measured in accordance with ASC 805-50 and ASC 820, rather than as inventory.

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

Acquisition Accounting and Fair Value Allocation

Acquisitions involving mineral interests are evaluated under the applicable provisions of ASC 805 and ASC 805-50 to determine the appropriate accounting treatment. Valuation methodologies are applied in accordance with ASC 820, Fair Value Measurement.

In December 2024, the Company acquired California Precious Metals LLC and Peeples Inc., which together held three mineral properties and previously processed mine tailings. The leased mineral assets remain held through their original subsidiaries, are classified as exploration-stage, and are not in development or production. The Peeples acquisition was originally accounted for as a business combination under ASC 805. Subsequent to further evaluation of the applicable accounting guidance, the Company revised the accounting treatment applied to the transaction to reflect the acquisition as an asset acquisition under ASC 805-50, Asset Acquisitions.

No goodwill was recognized in connection with these acquisitions, including following the Company’s subsequent reevaluation of the accounting treatment applied to the Peeples transaction under ASC 805-50.

As of the reporting date, all properties are considered non-depreciable, and no depletion or amortization has been recorded.

Net Assets Acquired

Assets and Liabilities Recognized	Gross Carrying Amount	Accumulated Depreciation	Amount
Previously processed mine tailings classified as chattel (personal property) including associated mine plan, permitting and technical documentation	$246,000,000	$0	$246,000,000
Peeples - Mineral lease comprising 377.11 acres – exploratory leases (no separate consideration paid)	$0	$0	$0
California Precious Metals – exploratory leases (no separate consideration paid)	$0	$0	$0
Goodwill / Intangible Residual Value	$0	$0	$0
Total	$246,000,000	$0	$246,000,000

The table above reflects the carrying value assigned to the acquired mineral-related assets following the Company’s revised accounting treatment of the Peeples acquisition under ASC 805-50 and ASC 820. These properties remain under evaluation, and no indicators of impairment have been identified as of the reporting date.

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

In response to the Staff’s comments and ongoing discussions, the Company reevaluated the accounting treatment applied to the Peeples transaction and determined that the transaction should be accounted for as an asset acquisition under ASC 805-50, Asset Acquisitions, rather than as a business combination under ASC 805, Business Combinations. The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. These revisions are reflected in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2025, and in this Amendment No. 1 on Form 10-Q/A.

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