Form 10-Q
period 2026-06-30
MINERALRITE Corp
filed 2026-08-07
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 27, 2026, there were 6,249,776,842 shares of Common Stock (the “Common Stock”), being the
Company’s common stock with no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of June 30, 2026, and December 31, 2025
●	Statements of Operations for the quarterly periods and year-to-date periods ended June 30, 2026, and June 30, 2025
●	Statements of Cash Flows for the year-to-date periods ended June 30, 2026, and June 30, 2025
●	Statements of Stockholders’ Equity for the year-to-date periods ended June 30, 2026, and June 30, 2025
●	Notes to Condensed Consolidated Financial Statements

MineralRite Corp

Condensed Consolidated Balance Sheets

	As of:
(Unaudited)	6/30/2026	12/31/2025

ASSETS
Current assets:
Cash and cash equivalents	$9,580	$11,617
Accounts receivable	—	—
Inventory	—	—
Employee advances	—	—
Note Receivable	—	—
Prepaid services	26,800	134,363
Total current assets	$36,380	$145,980

Property and equipment:
Property, Plant & Equipment	$434,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$236,000	$240,000

Other assets:
Investments	$23,625	$51,300
Mineral royalties	1,380,000	1,380,000
Prepaid services - long-term portion	—	—
Mineral assets	246,048,975	246,011,500
Less: accumulated depletion	—	—
Total other assets	$247,452,600	$247,442,800

Total assets	$247,724,980	$247,828,780

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,486	$48,948
Other liabilities	4,997,300	4,997,300
Liability due to committed shares in excess of authorized	—	—
Total current liabilities	$5,053,786	$5,046,248

Long-term liabilities:
Convertible debt	$—	$—
Notes Payable	41,920	15,520
Derivative liabilities	—	—
Total long-term liabilities	$41,920	$15,520

Total liabilities	$5,095,706	$5,061,768

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 06/30/26; 105,000 issued at 12/31/25	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 06/30/26; 13,500 issued at 12/31/25	14	14
Series C Preferred Stock, no par value; 100,000 authorized 10,537 issued at 06/30/26; 9,404 issued at 12/31/25	1,018,320	828,585
Series D Preferred Stock, $25 par value; 35,000 authorized 0 issued at 06/30/26; 0 issued at 12/31/25	—	—
Series NMC Preferred Stock, $25 par value; 7,100,000 authorized 6,900,000 issued at 06/30/26; 6,900,000 issued at 12/31/25	172,500,000	172,500,000
Preferred undesignated; 42,627,000 authorized; 0 issued Common Stock, no par value; 20,000,000,000 authorized 6,249,776,842 issued at 06/30/26; 6,211,776,842 issued at 12/31/25	3,887,635	3,887,635
Additional paid-in capital	70,338,794	70,312,494
Accumulated deficit	(5,115,594)	(4,761,821)
Other comprehensive gain/(loss)	—	—
Total shareholders’ equity (deficit)	$242,629,274	$242,767,012

Total liabilities and shareholders’ equity (deficit)	$247,724,980	$247,828,780

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Operations

	For the Three Months Ending		For the Six Months Ending
(Unaudited)	6/30/2026	6/30/2025	6/30/2026	6/30/2025

Revenue
Mineral Sales & Services	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—
Gross Profit (Loss)	—	—	—	—

Other income	—	—	—	—
Total Income (Loss)	$—	$—	$—	$—

Expenses
Accounting & Auditing	$—	$250	$—	$2,000
Bank Charges	14	—	372	105
Business Promo	7,441	2,920	23,965	11,625
Business Travel	1,736	740	3,329	3,697
Communications	17	26	17	82
Depreciation & Amortization	—	—	—	—
Filings & Corp Cleaning	4,676	15,130	7,806	17,642
Legal And Professional	107,700	45,600	195,600	91,200
Market Related	—	—	—	3,000
Office & Insurance Expense	27,402	12,733	55,051	27,628
Postage & Shipping	—	10	43	67
Project Development	33,571	—	33,571	—
Storage	—	—	—	—
Supplies	26	466	315	489
Transfer Agent	1,600	529	2,700	1,879
Web & Computer Services	562	544	1,140	1,222
Total Expenses	$184,745	$78,948	$323,909	$160,636
Operating Income (Loss)	$(184,745)	$(78,948)	$(323,909)	$(160,636)

Other Income / (Expenses)
Other (Non-operating) income	$—	$—	$—	$—
Other (Non-operating) expense	—	—	—	—
Interest Expense	(1,208)	—	(2,189)	—
Interest Income	—	—	—	—
Unrealized gain (loss)	(20,925)	10,500	(27,675)	10,500

Income Before Taxes	$(206,878)	$(68,448)	$(353,773)	$(150,136)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(206,878)	$(68,448)	$(353,773)	$(150,136)

Accrued preferred stock dividends	(2,625)	(2,625)	(5,250)	(5,250)

Net Income (Loss) attributable to common shareholders	$(209,503)	$(71,073)	$(359,023)	$(155,386)

Earnings (Loss) per common share	(0.000034)	(0.000016)	(0.000058)	(0.000036)
Diluted Earnings (Loss) per common share	(0.000034)	(0.000016)	(0.000058)	(0.000036)

See accompanying notes to consolidated financial statements.

Supplemental Disclosure Regarding Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings Per Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders, after deducting accrued preferred dividends, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share because the inclusion of potentially dilutive securities would have been anti-dilutive due to the Company's net loss.

For the specified period, the weighted-average common shares outstanding used in basic and diluted net loss per share were:

	Three Months Ended June 30	Six Months Ended June 30
2026	6,233,073,545	6,225,765,792
2025	4,371,425,194	4,359,666,345

MineralRite Corp

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ending
(Unaudited)	6/30/2026	6/30/2025

Cash Flows from Operating Activities
Net income	$(353,773)	$(150,136)
Depreciation and amortization	—	—
Stock-based compensation expense	—	—
Unrealized (gain) loss on investments	27,675	(10,500)
(Gain) Loss on extinguishment of debt	—	—
(Gain) Loss on Extinguishment of Obligations (warrants issued)	—	—
Deferred income taxes	—	—
(Increase) decrease in receivables and prepaids	107,563	—
(Increase) decrease in inventory	—	—
Increase (decrease) in payables and accrued liabilities	7,538	(10,055)
Other adjustments, net	—	(2,700)
Net cash provided by (used in) operating activities	$(210,997)	$(173,391)

Cash Flows from Investing Activities
(Purchases) of minerals, property and equipment	$(37,475)	$(16,158)
Proceeds from sale of minerals, property and equipment	4,000	—
(Purchases) of marketable securities	—	(25,500)
Proceeds from sale of marketable securities	—	—
Net cash provided by (used in) investing activities	$(33,475)	$(41,658)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$—	$25,500
Proceeds from issuance of preferred stock	215,535	211,500
Proceeds from option/warrant premiums	500	940
Proceeds from issuance of debt	26,400	5,099
Repayments of debt	—	—
Payment of dividends	—	—
Net cash provided by (used in) financing activities	$242,435	$243,039

Net Change in Cash
Net increase (decrease) in cash and cash equivalents	$(2,037)	$27,990
Cash and cash equivalents at beginning of period	11,617	10,458
Cash and cash equivalents at end of period	$9,580	$38,448

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	For the Six Months Ending
(Unaudited)	6/30/2026		6/30/2025
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	6,211,776,842	$3,887,635	4,347,776,842	$3,887,635
Common Stock Sales (Reclamation) (non-cash)	—		17,000,000	—
Conversion of Series C Preferred (non-cash)	38,000,000	—	—	—
Conversion of Series D Preferred (non-cash)	—	—	100,000,000	—
Ending Common Stock Amount	6,249,776,842	$3,887,635	4,464,776,842	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	—	—	—	—
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	—	—	—	—
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	9,404	$828,585	8,249	$499,485
Net Series C Stock Sales (Reclamations) for the Period	1,228	215,535	1,172	129,000
Conversion of Series C Preferred into Common (non-cash)	(95)	(25,800)	—	—
Ending Series C Preferred Stock Amount	10,537	$1,018,320	9,421	$628,485

Beginning Series D Preferred Stock Amount	—	$—	700	$17,500
Series D Stock Sales for the Period	—	—	3,300	82,500
Conversion of Series D Preferred into Common (non-cash)	—	—	(4,000)	(100,000)
Ending Series D Preferred Stock Amount	—	$—	—	$—

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000
Series NMC Stock Sales for the Period	—		—	—
Ending Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000

Ending Total Stock Amount		$177,406,074		$177,016,239

Beginning Additional Paid-in-capital		$70,312,494		$68,646,029
Excess from Common Stock (Fair Value over Par)		—		25,500
Excess from Series C (Fair Value over Par)		—		—
Excess from Series NMC (Fair Value over Par)		—		—
Conversion of Series C Preferred into Common (non-cash)		25,800		—
Conversion of Series D Preferred into Common (non-cash)		—		100,000
Conversion of Obligations into Warrants (3(a)9)		—		—
Option Premiums (Consultants)		500		940
Ending Additional Paid-in-capital		$70,338,794		$68,772,469

Beginning Accumulated Earnings (Deficit)		$(4,761,821)		$(4,470,302)
Net Income for the Period		(353,773)		(150,136)
Ending Accumulated Earnings (Deficit)		$(5,115,594)		$(4,620,438)

Total Shareholders’ Equity (Deficit)		$242,629,274		$241,168,270

The accompanying notes are an integral part of these financial statements

Supplemental Disclosure Regarding Series C Preferred Stock Activity

During the six months ended June 30, 2026, the Company negotiated the return and cancellation of 45 shares of Series C Convertible Preferred Stock. During the same period, 95 additional shares of Series C Convertible Preferred Stock were converted into common stock pursuant to the terms of the Series C Preferred Stock designation.

MineralRite Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(1) Nature of Business / Organization and Basis of Presentation

MineralRite Corporation (“RITE”, “MineralRite” or the “Company”) is a Texas corporation focused on mineral and precious metals recovery, mine tailings processing, and related equipment manufacturing. The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) upon the effectiveness of its registration statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”).

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

In December 2024, the Company completed the acquisition of two subsidiaries from NMC, Inc.: (i) California Precious Metals LLC (“California Precious Metals”) and (ii) Peeples, Inc. (“Peeples”). In connection with these acquisitions, the Company issued 6.9 million shares of Series NMC $25 Convertible Preferred Stock (“Series NMC Preferred Stock”), being the Company’s Series NMC Preferred Stock with $25 par value as described in the equity capital structure, along with 6.9 million warrants to purchase the same, as consideration for the transaction. Subsequent to the issuance of the Company’s previously issued Annual Report on Form 10-K for the year ended December 31, 2025, the Company reevaluated the accounting treatment and valuation applied to the transaction and revised the accounting treatment to reflect the acquisition as an asset acquisition under ASC 805-50, Asset Acquisitions. The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. As revised, the transaction value reflected in the Company’s condensed consolidated financial statements is approximately $246 million.

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

The Company assigned a fair value of $0 to the California Precious Metals acquisition. The Company revised the accounting treatment of the Peeples transaction to reflect an asset acquisition under ASC 805-50, Asset Acquisitions, and revised the carrying value of the acquired assets from approximately $432 million previously reported to approximately $246 million. The revised valuation reflects the application of ASC 805-50, Asset Acquisitions, and ASC 820, Fair Value Measurement, and is not based on mineral reserve estimates. These revisions were reflected in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2025, and in the Company’s Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2026.

The Company determined that the leased mineral properties acquired in the transaction were not supported by SEC-compliant technical reports and were not sufficiently documented to meet the SEC’s Modernization of Property Disclosures for Mining Registrants (Release Nos. 33-10570; 34-84509), and accordingly reports these assets on its balance sheet at a value of zero ($0) until compliant technical documentation is obtained.

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

The accounting valuations reflected in the Company’s financial statements represent accounting fair value determinations prepared in accordance with applicable U.S. GAAP and do not constitute mineral resource, mineral reserve, or mineralization determinations under Regulation S-K Subpart 1300, which requires separate technical analysis and supporting disclosure. As previously disclosed, the Company has not established mineral resources or mineral reserves in accordance with Regulation S-K Subpart 1300.

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

Note Receivable

The Company may, from time to time, enter into note receivable arrangements arising from financing or other business activities. As of June 30, 2026, the Company did not have any outstanding note receivable balances.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party costs directly associated with ongoing or proposed securities offerings. These costs are classified as deferred offering costs on the balance sheet. Upon successful completion of the offering, these amounts are offset against the proceeds as a reduction to Additional Paid-In Capital (“APIC”), which represents the amount received from stockholders in excess of the par value of shares issued. If an offering is abandoned or withdrawn, the costs are expensed in the period that determination is made.

Revenue Recognition, Inventory, Fair Value, and Other Policies

Additional significant accounting policies are described in the relevant notes to these condensed consolidated financial statements.

(3) Recent Accounting Pronouncements

The Company regularly monitors and evaluates new accounting standards issued by the Financial Accounting Standards Board (FASB). During the periods presented in these financial statements, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Management’s plans to address the uncertainty include:

●	Ongoing consultant- and investor-funded equity placements, including the expected exercise of outstanding contractual purchase rights. As of the reporting date, there were approximately 1,103 unexercised contractual Series C purchase rights outstanding, which, if fully exercised, would generate aggregate proceeds of approximately $262,604, and approximately 60,000 unexercised warrants, which if fully exercised, would generate aggregate proceeds of approximately $1,500,000
●	Execution of revenue-generating initiatives; and
●	Further cost controls and selective allocation of working capital to critical activities.

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

The Peeples acquisition was originally accounted for as a business combination under ASC 805. Subsequent to the issuance of the Company’s previously issued Annual Report on Form 10-K for the year ended December 31, 2025, the Company reevaluated the accounting treatment and valuation methodology applied to the transaction and revised the accounting treatment to reflect the acquisition as an asset acquisition under ASC 805-50, Asset Acquisitions. The Company also revised its measurement of the consideration transferred in accordance with ASC 820, Fair Value Measurement. These revisions were reflected in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2025, and in the Company’s Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2026.

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

Carrying Value and Impairment

The Company evaluates its mineral properties for impairment indicators in accordance with ASC 360-10, Property, Plant, and Equipment. Assets are written down to fair value if events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing this evaluation, the Company considered the conditions that raise substantial doubt about its ability to continue as a going concern (see Note 4) as a potential indicator of impairment and concluded that no impairment charge was required as of the reporting date.

If a mineral asset lacks adequate technical documentation to comply with the SEC’s Modernization of Property Disclosures for Mining Registrants (17 CFR Parts 229, 230, 239, and 249; Release Nos. 33-10570 and 34-84509), the Company will consider that fact, together with all other relevant facts and circumstances, in evaluating the asset for impairment under ASC 360. The absence of such technical documentation does not, by itself, determine the asset’s carrying value under U.S. GAAP.

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

The table above reflects the carrying value assigned to the acquired mineral-related assets following the Company’s revised accounting treatment of the Peeples acquisition under ASC 805-50 and ASC 820. These properties remain under evaluation. Although the Company’s going-concern conditions (see Note 4) constitute a potential impairment indicator, management concluded that no impairment charge was required as of the reporting date based on the undiscounted future cash flows expected from the planned development and monetization of these assets.

(11) Leases

As of the reporting date, the Company maintains two categories of lease arrangements:

●	Operating Leases, which are accounted for under ASC 842, Leases; and
●	Mineral Leases (“Mineral Leases”), being lease agreements that provide the Company rights to explore and develop mineral properties, which are accounted for in accordance with ASC 930, Extractive Activities – Mining and ASC 360, Property, Plant, and Equipment.

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

The Company maintains certain lines of credit with third parties, related parties, and a financial institution. During the year-to-date reporting period, certain balances were repaid, including amounts due to an affiliate (repaid in cash) and amounts under a related party line of credit (satisfied through the application of amounts due in connection with the exercise of previously issued options, a non-cash transaction). Borrowings under a related party line of credit with an entity controlled by the Company’s Chief Executive Officer increased during the period. In addition, the Company established a line of credit with its banking institution, Frost Bank of Texas, during the period. The line of credit bears a variable interest rate per annum, matures on January 16, 2036, and is supported by a personal guarantee from the Company’s Chief Executive Officer.

As of June 30, 2026, notes payable totaled $41,920, of which approximately $31,000 was outstanding under the related-party line of credit with an entity controlled by the Company’s Chief Executive Officer. The remaining balance relates to third-party and financial institution credit arrangements. The Company had no outstanding convertible debt as of June 30, 2026.

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

(14) Equity / Capital Stock / Earnings (Loss) per common share

Stockholders’ Equity, Conversion Rates, Weighted Voting

The information which follows details the present shareholder structure of the Company and supplements the information contained in the Stockholder’s Equity section of the Company’s financial statements.

Equity Capital Structure (as of the reporting date)

Security	Authorized Shares	Outstanding Shares	Par Value	CUSIP	Conversion Terms	Voting Rights
Common Stock	20,000,000,000	6,249,776,842	No Par	60314D106	N/A	1 vote per share
Preferred Series A	105,000	105,000	No Par	60314D205	Non-convertible	3,000 votes per share
Preferred Series B	33,000	13,500	No Par	60314D304	1 share = 1,000 common shares	1,000 votes per share
Preferred Series C	100,000	10,537 shares + 2,750 warrants	No Par	60314D403	1 share = 400,000 common shares	400,000 votes per share
Preferred Series D	35,000	0 shares + 60,000 warrants	$25	60314D502	1 share = 25,000 common shares	25,000 votes per share
Preferred Series NMC	7,100,000	6,900,000 shares + 6,900,000 warrants	$25	60314D601	1 share = 500 common shares	500 votes per share
Undesignated Preferred	42,627,000	0	No Par	N/A	Not yet designated	Not applicable

Table Notes:

In addition to the securities listed above, the Company has issued certain contractual purchase rights to consultants allowing for the purchase of Preferred Series C shares at the price of the common share equivalent at the time the consultants executed their consultancy agreements or amendments thereto. These non-standard (bespoke) instruments grant the holder the right to purchase common shares at a fixed price and are described in Note 15 – Stock-Based Compensation. These rights are considered in diluted earnings (loss) per common share calculations when applicable.

As of June 30, 2026, the Company had sufficient authorized common shares to cover all presently issued and outstanding common stock. Certain convertible securities, warrants, and contractual purchase rights could, if fully converted or exercised, require the Company to obtain shareholder approval to increase its authorized common stock before all such issuances could be completed. No liability has been recorded because the Company has no present obligation to issue shares in excess of its authorized common stock.

If all outstanding convertible preferred stock, warrants, and contractual purchase rights were converted or exercised in full, approximately 14.156 billion additional shares of common stock would be issuable, including approximately 3.45 billion shares issuable upon the exercise of warrants that were out of the money as of June 30, 2026. Together with the shares currently outstanding, such issuances would exceed the Company’s 20,000,000,000 authorized shares of common stock.

In addition, the number of outstanding warrants to purchase Series D Preferred Stock (60,000) exceeds the authorized but unissued shares of Series D Preferred Stock (35,000), and the number of outstanding warrants to purchase Series NMC Preferred Stock (6,900,000) exceeds the authorized but unissued shares of Series NMC Preferred Stock (200,000). Accordingly, exercise of those warrants in full would require an amendment to the applicable certificate of designation or an alternative settlement arrangement.

The Company is in the process of seeking the requisite approvals of the applicable classes and series of shareholders and amending its Certificate of Formation and, where applicable, the related Certificates of Designation to increase the number of authorized shares and otherwise provide sufficient authorized capital to satisfy its potential obligations under these outstanding securities. There can be no assurance that such approvals will be obtained until the requisite shareholder actions have been completed.

Net Income (Loss) for the Reporting Period

The Company reported a net loss of $206,878 for the quarterly reporting period, which includes operating losses as well as non-operating items such as interest and unrealized losses on investments. The Company posted a net loss of $68,448 for the quarterly reporting period one year ago. The Company reported a net loss of $353,773 for the year-to-date reporting period, which includes operating losses as well as non-operating items such as interest and unrealized losses on investments. The Company posted a net loss of $150,136 for the year-to-date reporting period one year ago.

When calculating earnings (loss) per common share, in accordance with ASC 260-10-45-11, income available to common stockholders (Net Income Attributable to Common Stockholders) is reduced by:

●	Dividends declared during the period on preferred stock (whether paid or unpaid), and
●	Dividends accumulated for the period on cumulative preferred stock, whether declared or not.

The Company’s Series A Preferred Stock (“Series A Preferred Stock”), being the Company’s Series A Preferred Stock with no par value as described in the equity capital structure table, is cumulative and accrues dividends from day to day at an annual rate of $0.10 per share. Although no dividends were declared during the current reporting period or the comparable period of the prior year, accrued dividends of $2,625 per quarter (based on 105,000 outstanding shares of Series A Preferred Stock) are deducted from net income or loss in determining Net Income (Loss) Attributable to Common Stockholders. As of June 30, 2026, cumulative undeclared and unpaid dividends on the Company’s Series A Preferred Stock totaled approximately $125,400.

After accounting for the $2,625 in accrued dividends on the Company’s Series A Preferred Stock, the Company reported Net Loss Attributable to Common Stockholders of $209,503 for the current quarterly reporting period compared to a Net Loss Attributable to Common Stockholders of $71,073 for the same quarterly period one year ago. After accounting for the $5,250 in accrued dividends on the Company’s Series A Preferred Stock, the Company reported Net Loss Attributable to Common Stockholders of $359,023 for the current year-to-date reporting period compared to a Net Loss Attributable to Common Stockholders of $155,386 for the same year-to-date period one year ago.

Weighted-Average Number of Shares Calculations

Basic earnings (loss) per common share (EPS) is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted-Average Number of Common Shares Outstanding during the period. The Weighted-Average Number of Common Shares Outstanding is determined by weighting each change in the number of outstanding shares by the portion of the reporting period that the shares were actually outstanding, based on the actual number of days between issuance or cancellation dates.

During the reporting periods, the Company issued shares of its common stock as follows:

Date	Description	Change in Share Count	Shares Outstanding	Day Weighting
1/1/2025	SHARE BALANCE		4,347,776,842	90 days
3/31/2025	SHARE BALANCE		4,347,776,842	35 days
5/6/2025	Issuance of common shares in exchange for CRTD shares	17,000,000	4,364,776,842	44 days
6/19/2025	Conversion of 4,000 shares of Series D Preferred Stock	100,000,000	4,464,776,842	12 days
2025 Q-2 WEIGHTED-AVERAGE			4,371,425,194
2025 YTD WEIGHTED-AVERAGE			4,359,666,345

1/1/2026	SHARE BALANCE		6,211,776,842	57 days
2/27/2026	Conversion of 45 Series C Preferred Shares	18,000,000	6,229,776,842	33 days
3/31/2026	SHARE BALANCE		6,229,776,842	76 days
6/16/2026	Conversion of 50 Series C Preferred Shares	20,000,000	6,249,776,842	15 days
2026 Q-2 WEIGHTED-AVERAGE			6,233,073,545
2026 YTD WEIGHTED-AVERAGE			6,225,765,792

Basic Earnings (Loss) per common share (EPS) Calculations

Basic EPS - Current Quarterly Reporting Period (Q2 2026)

At the beginning of the quarterly reporting period, the Company had 6,229,776,842 shares of Common Stock outstanding. As of the reporting date, the Company had 6,249,776,842 shares of common stock outstanding. During the quarterly reporting period, the Company issued 20,000,000 shares of common stock through the conversion of 50 shares of Series C Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for the quarterly reporting period was 6,233,073,545. After giving effect to the $2,625 in accrued dividends on the Company’s Series A Preferred Stock, the Net Loss Attributable to Common Stockholders for the quarterly reporting period was $209,503, and the Basic Loss Per Share for the quarterly reporting period was $(0.000034).

Basic EPS - Current Year-to-Date Reporting Period (YTD 2026)

At the beginning of the year-to-date reporting period, the Company had 6,211,776,842 shares of Common Stock outstanding. As of the reporting date, the Company had 6,249,776,842 shares of common stock outstanding. During the year-to-date reporting period, the Company issued 38,000,000 shares of common stock through the conversion of 95 shares of Series C Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for the year-to-date reporting period was 6,225,765,792. After giving effect to the $5,250 in accrued dividends on the Company’s Series A Preferred Stock, the Net Loss Attributable to Common Stockholders for the year-to-date reporting period was $359,023, and the Basic Loss Per Share for the year-to-date reporting period was $(0.000058).

Basic EPS - Prior-Year Quarterly Reporting Period (Q2 2025)

At the beginning of the quarterly reporting period one year ago, the Company had 4,347,776,842 shares of Common Stock outstanding. As of the reporting date one year ago, the Company had 4,464,776,842 shares of common stock outstanding. During the quarterly reporting period one year ago, the Company issued 17,000,000 shares of common stock in exchange for certain accounts payable and 100,000,000 shares of common stock through the conversion of 4,000 shares of Series D Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for that quarterly reporting period was 4,371,425,194. After giving effect to the $2,625 in accrued dividends on the Company’s Series A Preferred Stock, the Net Loss Attributable to Common Stockholders for the quarterly reporting period one year ago was $71,073, and the Basic Loss Per Share for that quarterly reporting period was $(0.000016).

Basic EPS – Prior-Year Year-to-Date Reporting Period (YTD 2025)

At the beginning of the year-to-date reporting period one year ago, the Company had 4,347,776,842 shares of Common Stock outstanding. As of the reporting date one year ago, the Company had 4,464,776,842 shares of common stock outstanding. During the year-to-date reporting period one year ago, the Company issued 17,000,000 shares of common stock in exchange for certain accounts payable and 100,000,000 shares of common stock through the conversion of 4,000 shares of Series D Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for the year-to-date reporting period one year ago was 4,359,666,345. After giving effect to the $5,250 in accrued dividends on the Company’s Series A Preferred Stock, the Net Loss Attributable to Common Stockholders for the year-to-date reporting period one year ago was $155,386, and the Basic Loss Per Share for that year-to-date reporting period was $(0.000036).

Diluted Earnings (Loss) Per Share (EPS) Calculations

To calculate diluted earnings (loss) per share, the Company uses the if-converted method for convertible instruments and the treasury stock method for options, warrants, and similar instruments in accordance with ASC 260. These methods adjust the weighted-average number of Common Shares outstanding to reflect the potential issuance of additional shares upon conversion or exercise of such instruments. When the Company reports a net loss, potentially dilutive securities are excluded from the calculation as they are anti-dilutive; accordingly, diluted earnings (loss) per common share is equal to basic earnings (loss) per common share.

Diluted EPS – Current Quarterly Reporting Period (Q2 2026)

For the quarterly reporting period ended June 30, 2026, the Company incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

Diluted EPS – Current Year-to-Date Reporting Period (YTD 2026)

For the year-to-date reporting period ended June 30, 2026, the Company incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

Diluted EPS - Prior-Year Quarterly Reporting Period (Q2 2025)

For the quarterly reporting period ended June 30, 2025, the Company incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

Diluted EPS - Prior-Year Year-to-Date Reporting Period (YTD 2025)

For the year-to-date reporting period ended June 30, 2025, the Company incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

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

No stock-based compensation expense was recognized during the period because the exercise prices of all contractual purchase rights and the purchase prices of all preferred shares issued to consultants equaled or exceeded the fair value of the underlying securities at the date of grant or issuance.

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

Investments in Marketable Securities

As of the reporting date, the Company held marketable equity securities that are classified as trading securities and carried at fair value. These securities are marked to market at each reporting date, with unrealized gains and losses recognized in Other Income (Expense) in the Statement of Operations. The fair value of these securities is determined using quoted market prices in active markets for identical securities and, accordingly, they are classified as Level 1 assets within the fair value hierarchy established by ASC 820. To the extent any securities are subject to transfer restrictions, the Company evaluates whether such restrictions affect the applicable fair value hierarchy classification. As of the reporting date, the fair value of these securities was $23,625, and the Company recorded an unrealized loss of $20,925 during the current quarterly reporting period and an unrealized loss of $27,675 during the current year-to-date reporting period.

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

(19) Related Party Transactions (ASC 850)

The Company engages in transactions with related parties in the ordinary course of business, including financing arrangements, consulting services, equity transactions, and other business activities involving entities and individuals affiliated with the Company’s management and significant shareholders.

The Company engages MIS Consulting, Inc., an entity controlled by the Company’s Chief Executive Officer, to provide management and consulting services. During the reporting period, consulting fees paid or accrued to MIS Consulting, Inc. totaled approximately $12,500 per month

The Company also engages Abstract Concepts 1618 LLC, an affiliate of a significant shareholder of the Company, to provide consulting services. During the reporting period, consulting fees paid or accrued to Abstract Concepts 1618 LLC and its affiliates totaled approximately $10,000 per month.

The Company also engages with other entities owned, controlled, or otherwise affiliated with Abstract Concepts 1618 LLC.

During the reporting period, the Company maintained multiple lines of credit arrangements, including two with related parties. Borrowings under one related party arrangement increased during the period, while borrowings under the second related party arrangement were repaid in full through the application of amounts due in connection with the exercise of previously issued options. As of June 30, 2026, the outstanding balances under the related party lines of credit were approximately $31,000 and $0 and are included in the Company’s total outstanding lines of credit as disclosed in Note 12.

During the year-to-date reporting period, the Company repaid in full a short-term advance received from an affiliated entity near the end of the prior period.

During the reporting period, the Company engaged in numerous transactions with related parties arising from consulting services and other business arrangements. Certain amounts due to related parties were satisfied through the issuance of equity securities, including the application of consulting fees and other amounts payable toward the exercise price of previously issued stock options, as well as the exercise of stock options for cash by related parties. Other related party obligations remained outstanding at June 30, 2026, and are included within accounts payable and accrued expenses in the accompanying financial statements. As of June 30, 2026, net amounts due to related parties were approximately $7,600 and are included within accounts payable and accrued expenses in the accompanying financial statements.

The Company’s Chief Executive Officer has provided a personal guarantee in connection with certain of the Company’s obligations with its financial institutions. No compensation is paid to the Chief Executive Officer in connection with his personal guarantee of the Company’s bank facility

The Company has entered into various transactions with related parties. Because of these relationships, such transactions may not be comparable to those that would have been entered into with unrelated third parties. Material related-party transactions are reviewed by the Company’s Board of Directors and are approved or, where appropriate, subsequently ratified.

(20) Subsequent Events (ASC 855)

The Company has evaluated events subsequent to the date of these financial statements in accordance with ASC 855, Subsequent Events.

Subsequent to June 30, 2026, management received confirmation from the Company’s securities counsel that the Company’s registration statement on Form 10 under the Securities Exchange Act of 1934 became automatically effective on June 29, 2026, pursuant to Section 12(g) of the Exchange Act. Counsel further advised management that the staff of the Securities and Exchange Commission indicated that no additional formal communication would be issued because the registration statement became effective by operation of law. Accordingly, although the registration statement became automatically effective on June 29, 2026, management did not receive confirmation of its effectiveness until July 2026 following discussions between securities counsel and the SEC Staff and, therefore, the Company is disclosing this matter as a subsequent event.

Subsequent to June 30, 2026, following the effectiveness of the Company’s registration statement on Form 10 under the Securities Exchange Act of 1934, the Company completed and submitted the documentation requested by its sponsoring broker-dealer to continue the FINRA review process under Rule 15c2-11. Management believes that the issues previously identified by FINRA in connection with the Company’s reporting status have been addressed. However, the timing and outcome of the FINRA review process remain subject to FINRA’s review and approval, and no assurance can be given as to the timing or outcome of that process.

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

During the reporting period, management continued to focus on regulatory matters, capital structure management, and the advancement of its mineral-related business initiatives. These activities included completion of the Company’s registration under the Securities Exchange Act of 1934 through the effectiveness of its Form 10 registration statement, ongoing regulatory and compliance initiatives, and the evaluation and development of potential strategic partnerships intended to support future operational activities.

The Company

MineralRite Corporation is a Texas-based mineral asset development, mine management, and resource monetization company focused on the acquisition, evaluation, development, and monetization of mineral assets, with particular emphasis on previously processed mine tailings, above-ground mineralized materials, and related resource recovery opportunities.

Management’s strategy is to identify mineral assets that may be advanced through technical evaluation, regulatory compliance, operational planning, and strategic development activities, and ultimately monetized through production, project-level financing, joint ventures, strategic transactions, royalty arrangements, or other commercialization opportunities.

Unlike many traditional greenfield exploration projects that require extensive exploration programs, infrastructure development, and long permitting timelines before potential production can occur, the Company’s principal focus is directed toward previously processed materials and projects where certain infrastructure, processing, or development activities have already occurred.

The Company’s Common Stock is quoted on the OTCID tier operated by OTC Markets Group Inc. under the symbol “RITE.” The Company is a fully reporting issuer under the Securities Exchange Act of 1934 and currently qualifies as both a Smaller Reporting Company and an Emerging Growth Company under applicable SEC rules.

Change in Control and Corporate Transition

Since the change in control that occurred in October 2023, management has undertaken substantial efforts to restore reporting compliance, complete audited financial statements, resolve legacy corporate and regulatory matters, modernize the Company’s reporting systems and controls, and reposition the Company toward a mineral asset development and resource recovery business model.

Management has implemented reporting and compliance infrastructure; filed and completed a substantial FINRA corporate action relating to the Company’s capital structure and public market status; resolved various historical corporate and regulatory matters, including the revocation of historical cease trade restrictions in Alberta; cleaned up and strengthened the Company’s balance sheet and capital structure through the elimination of certain historical balances, recovery of previously issued shares, and other corrective actions intended to improve financial reporting and corporate governance; completed strategic acquisitions; restored audited financial reporting; obtained penny stock exempt status under applicable regulations; completed the registration of the Company under the Securities Exchange Act of 1934 through the effectiveness of its Form 10 registration statement; and advanced the Company’s mineral asset and related business initiatives.

Specific Highlights and Developments – Second Quarter 2026 and Year-to-Date 2026

During the current quarter and the year-to-date reporting period of 2026, the Company achieved several important milestones that furthered its strategic, regulatory, and operational objectives:

1.	SEC Form 10 Filing Progress

The Company completed the registration of its securities under the Securities Exchange Act of 1934 through the effectiveness of its registration statement on Form 10. During the year-to-date reporting period, the Company worked with the Securities and Exchange Commission to complete the Staff review process. As part of that process, the Company completed a comprehensive review of certain historical accounting and financial reporting matters and filed amendments to previously issued periodic reports reflecting revised accounting treatment and enhanced disclosures. The registration statement became effective on June 29, 2026. The Company received confirmation of that effectiveness subsequent to the reporting period.

2.	Skull Valley, Arizona Lease Activities

The Company’s Skull Valley, Arizona lease with the Arizona State Land Department was renewed, and the Company continued to advance activities related to the project during the period. These efforts included site access, evaluation activities, and preparatory work necessary to support future development and potential processing of previously generated mine tailings. The Company’s Qualified Person (“Qualified Person”), being an individual who meets the requirements of a qualified person as defined in Regulation S-K Subpart 1300, conducted multiple site visits during the period in connection with ongoing evaluation and verification activities, including observation of previously processed tailings areas and the initial collection of samples for analysis. Based upon those activities, the Qualified Person recommended that the Company proceed with Phase 2 of the evaluation program, which management intends to pursue as financing and project development activities permit.

3.	FINRA Rule 15c2-11 Application Status

Following the effectiveness of the Company’s registration statement on Form 10, the Company completed and submitted the documentation requested by its sponsoring broker-dealer in connection with the FINRA Rule 15c2-11 review process. Management believes the issues previously identified regarding the Company’s reporting status have been addressed. However, the timing and outcome of the FINRA review process remain subject to FINRA’s review and approval, and no assurance can be given as to the timing or outcome of that process.

4.	Capital Formation Activities

The Company continued to evaluate multiple financing alternatives during the period to support advancement of the Skull Valley project, working capital, and other corporate initiatives. Management is engaged in discussions with prospective broker-dealers, institutional and other professional investors, and financing sources regarding potential capital-raising transactions. Financing structures under evaluation include both public and private alternatives. Management intends to pursue the financing structure that it believes best supports the Company’s long-term objectives while taking into consideration ongoing regulatory initiatives and prevailing market conditions.

5.	Strategic Business Development Activities

The Company continued to pursue a variety of strategic business development initiatives during the reporting period. These activities included discussions regarding potential joint ventures, strategic partnerships, acquisitions, financing opportunities, processing arrangements, and feasibility evaluations related to the Company’s existing assets and prospective projects. During the period, the Company also initiated third-party technical and commercial evaluations of certain opportunities to assist management in assessing their development potential. These initiatives remain at various stages of evaluation, and no assurance can be given that any will result in definitive agreements or completed transactions.

6.	Capital Formation and Advisor Commitment

During the reporting period, the Company received funding through the exercise of contractual purchase rights by certain consultants and advisors, who acquired Series C Convertible Preferred Shares. These investments reflect continued financial support from individuals familiar with the Company’s operations and demonstrate alignment with the Company’s long-term objectives and the interests of its shareholders.

7.	Share Reclamations

The Company continued its share reclamation initiative, focused on addressing legacy issuances and reducing historical dilution. During the period, 45 shares of Series C Convertible Preferred Stock were voluntarily surrendered by a holder and cancelled by the Company, eliminating the potential issuance of 18,000,000 shares of common stock associated with those specific securities. The cancellation was recorded as a reduction of Series C Convertible Preferred Stock, and the associated consulting expense of approximately $19,800 was reversed. Separately, during the same period, 45 shares of Series C Convertible Preferred Stock held by the same holder were converted into 18,000,000 shares of common stock. In a separate transaction, an additional 50 shares of Series C Convertible Preferred Stock were converted into 20,000,000 shares of common stock. The Company continues to pursue the reclamation of additional legacy securities, certain of which remain subject to legal and administrative processes.

8.	Evaluation of Environmental and Sustainability-Related Opportunities

During the reporting period, the Company received a third-party pre-feasibility analysis evaluating the potential application of environmental credit programs to certain of the Company’s planned mineral recovery and reclamation activities. The analysis identified the potential for environmental-credit opportunities associated with the Skull Valley project and recommended that additional technical, regulatory, and commercial evaluation be undertaken before proceeding with project development. Management continues to evaluate these opportunities in conjunction with the Company’s broader project development strategy. There can be no assurance that any environmental credits will ultimately be available, that applicable methodologies will be determined to be suitable, or that such initiatives will be economically viable.

9.	Privately Negotiated Transfer of Series NMC Preferred Stock

During the reporting period, the Company was advised of a privately negotiated transfer of 6,900,000 shares of its Series NMC Preferred Stock (carrying an aggregate of 3,450,000,000 votes) and the associated warrants between existing securityholders. The Company was not a party to the transaction, issued no securities, and received no proceeds. Concurrently, the acquiring securityholder entered into a governance agreement with the Company designed to ensure that the transaction would not result in a change in voting control of the Company. Additional information regarding the transaction and related governance agreement is contained in the Company’s Form 8-K filed on May 7, 2026.

Collectively, these activities reflect management’s continued efforts to strengthen the Company’s regulatory and financial reporting foundation, advance the development of its principal mineral assets, simplify its capital structure, and pursue strategic financing and business development opportunities. These initiatives represent significant areas of management focus during the reporting period and are intended to support the Company’s long-term business objectives.

Results of Operations

The Company generated no operating revenue during either the current quarterly reporting period or the current year-to-date reporting period, nor during the comparable periods in the prior year, as management continued to focus on regulatory initiatives, project evaluation activities, and corporate development.

During the current year-to-date reporting period, the Company reported a net loss of $353,773, compared to a net loss of $150,136 during the comparable year-to-date reporting period in the prior year. The increase in net loss during the current year-to-date reporting period was primarily attributable to higher project development costs, legal and professional fees, office and insurance expenses, and business promotion activities.

Management expects operating expenses to remain elevated as the Company continues to advance its mineral asset development activities, pursue strategic financing and business development opportunities, satisfy its ongoing public company reporting obligations, and expand operational capabilities.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash and cash equivalents of $9,580, compared to $11,617 as of December 31, 2025.

The Company continues to have working capital constraints and limited operating cash flow. The Company holds previously processed mine tailings and related mineral interests, which are not currently generating revenue. As of June 30, 2026, the Company had approximately $5.1 million in total liabilities, of which approximately $5.0 million was classified as current. Substantially all of these liabilities were assumed in connection with the Company’s acquisition of the Peeples Inc. and California Precious Metals LLC subsidiaries and are not the result of the Company’s current operating activities. Since the acquisition, the Company has reduced a portion of these obligations, and management is not presently aware of any material demand for immediate payment. In addition, cumulative undeclared and unpaid dividends on the Company’s Series A Preferred Stock totaled approximately $125,400 as of June 30, 2026. Accordingly, the Company remains dependent upon external financing to support operations, advance its mineral asset development activities, and execute its business strategy.

The Company anticipates the need for additional funding to support ongoing operations and the advancement of its mineral asset development activities. Additional capital will likely be required to fully implement the Company’s business plan and achieve its long-term business objectives. Management continues to evaluate multiple financing alternatives, including equity and debt financing, strategic partnerships, and other capital-raising opportunities.

Based on the Company’s current operating cost structure, existing cash resources are not sufficient to fund planned operations for the next twelve months without additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company expects to receive additional capital from the exercise of outstanding contractual purchase rights and continues to evaluate additional financing alternatives, which may mitigate a portion of these conditions. There can be no assurance as to the timing or amount of any such funding.

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

Outlook

The Company’s near-term focus will be on advancing the evaluation and potential development of its Skull Valley project, including continued technical analysis and assessment of previously processed tailings. In parallel, the Company intends to continue pursuing strategic partnerships and joint venture arrangements that may support the development and monetization of its mineral assets. Management intends to evaluate multiple commercialization pathways, including strategic partnerships, joint ventures, royalty arrangements, project-level financing, contractor-led recovery arrangements, asset sales, and direct production, depending upon technical findings, available capital, and market conditions.

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

Management believes that the combination of its mineral asset base, ongoing evaluation activities, and strategic initiatives may position the Company for future development. However, there can be no assurance as to the timing or success of these efforts. Management does not necessarily intend to advance every project through full-scale commercial production and may seek to realize value through one or more strategic transactions at various stages of project development, depending upon technical findings, market conditions, and available financing.

Summary of Second Quarter and Year-to-Date 2026 Results

●	The Company reported no operating revenues during the current quarterly reporting period or the current year-to-date reporting period.
●	The Company reported a net loss of $206,878 during the current quarterly reporting period and $353,773 during the current year-to-date reporting period. Net loss attributable to common stockholders differs from net loss due to the deduction of accrued dividends on the Company’s cumulative preferred stock.
●	Operating expenses consisted primarily of project development costs, legal and professional fees, insurance costs, office expenses, business promotion activities, and general corporate expenses.
●	The Company continued to advance regulatory, capital structure, business development, financing, and project evaluation activities during the period.
●	The Company’s cash balance as of June 30, 2026, was $9,580.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting related to the accounting for non-routine and complex transactions, as evidenced by the Company’s amendments to its previously filed Annual Report on Form 10-K for the year ended December 31, 2025, and Quarterly Report on Form 10-Q for the period ended March 31, 2026, which corrected the accounting classification and valuation of the Peeples acquisition. The Company is implementing remedial measures to address this material weakness, including enhanced review procedures for non-routine and complex accounting transactions and the engagement of additional accounting resources.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None – the Company is not presently involved in any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s registration statement on Form 10, as declared effective on June 29, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following securities during the reporting period that were not registered under the Securities Act of 1933, as amended.

The securities described below were issued in reliance upon exemptions from the registration requirements of the Securities Act, as indicated in each section.

The Company acts as its own transfer agent for all securities other than its common stock and maintains those positions in book-entry form. In the event that certificates are requested, the Company affixes the appropriate legend to the certificates in the course of their issuance.

Each of the recipients of the securities in the transactions described below either received or had adequate access to information about the Company through their relationship with the Company, through the Company’s public filings, through documentation requested of and supplied by the Company pursuant to an executed Non-Disclosure Agreement and/or through discussions with the Company.

During the quarter and year-to-date period ended June 30, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933:

Series C Preferred Stock - Quarter Ended June 30, 2026

During the quarter ended June 30, 2026, the Company issued an aggregate of 895 shares of Series C Convertible Preferred Stock for gross proceeds of approximately $131,280. These issuances were made to consultants and advisors in connection with the exercise of previously granted contractual purchase rights.

In addition, during the quarter ended June 30, 2026, 50 shares of Series C Convertible Preferred Stock were converted into 20,000,000 shares of the Company’s common stock at the conversion ratio of 1:400,000. These transactions were non-cash in nature.

During the quarter ended June 30, 2026, the Company issued 20 contractual purchase rights (bespoke options) to certain consultants and advisors as a continuation and extension of previously issued contractual purchase rights for which the related premiums had been paid in prior periods. During the same period, the Company received $500 in premiums from contractual purchase rights (bespoke options) issued during the prior quarter.

The securities described above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, for issuances to consultants and advisors with whom the Company had a pre-existing substantive relationship. No Form D filing was required.

Series C Preferred Stock - Year-to-Date Period Ended June 30, 2026

During the year-to-date period ended June 30, 2026, the Company issued an aggregate of 1,273 shares of Series C Convertible Preferred Stock for gross proceeds of approximately $235,335 before giving effect to the cancellation described below. These issuances were made to consultants and advisors in connection with the exercise of previously granted contractual purchase rights.

During the year-to-date period ended June 30, 2026, 45 shares of Series C Convertible Preferred Stock previously issued in connection with consulting services were cancelled and returned to treasury. The associated value of approximately $19,800 was reversed and credited against consulting expense. This cancellation was a non-cash transaction. Accordingly, gross Series C stock-sale proceeds for the period were approximately $235,335. After giving effect to the $19,800 non-cash cancellation, net Series C stock-sale proceeds reflected in the financial statements were approximately $215,535. The $19,800 cancellation is separately disclosed as a non-cash financing activity in the supplemental schedule to the statement of cash flows.

In addition, during the year-to-date period ended June 30, 2026, 95 shares of Series C Convertible Preferred Stock were converted into approximately 38,000,000 shares of the Company’s common stock. These transactions were non-cash in nature.

During the year-to-date period ended June 30, 2026, the Company issued an aggregate of 515 contractual purchase rights (bespoke options) to certain consultants and advisors. Of these, 390 were issued as continuations and extensions of previously issued contractual purchase rights for which the related premiums had been paid in prior periods. The remaining 125 contractual purchase rights were newly issued, and the Company received aggregate premiums of approximately $500 in connection with those issuances. The exercise prices of the newly issued rights were set at or above the fair value of the underlying securities on the date of grant; accordingly, no stock-based compensation expense was recognized.

The securities described above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, for issuances to consultants and advisors with whom the Company had a pre-existing substantive relationship.

Cash proceeds from the Series C issuances described above were deposited into the Company’s operating account and used for working capital purposes.

No underwriters or placement agents were involved in any of the above transactions, and no commissions were paid.

Item 3. Defaults Upon Senior Securities

None – the Company did not default on any securities.

Item 4. Mine Safety Disclosures

Not applicable. The Company does not currently operate any mine or conduct any mining operations subject to the Federal Mine Safety and Health Act of 1977 (“Mine Act”). The Company will evaluate the applicability of the Mine Act as it advances site activities at its mineral properties.

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
Name: James Burgauer
Title: President, Chief Executive Officer and Chief Financial Officer
Date: August 1, 2026

II-4