Form 10-Q
period 2026-09-30
MINERALRITE Corp
filed 2026-11-02
CIK 1096296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 1, 2026, there were 6,249,776,842 shares of Common Stock (the “Common Stock”), being the Company’s common stock with no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

●	Balance Sheets as of September 30, 2026, and December 31, 2025
●	Statements of Operations for the quarterly periods and year-to-date periods ended September 30, 2026, and September 30, 2025
●	Statements of Cash Flows for the year-to-date periods ended September 30, 2026, and September 30, 2025
●	Statements of Stockholders’ Equity for the year-to-date periods ended September 30, 2026, and September 30, 2025
●	Notes to Condensed Consolidated Financial Statements

MineralRite Corp

Condensed Consolidated Balance Sheets

	As of:
(Unaudited)	9/30/2026	12/31/2025

ASSETS
Current assets:
Cash and cash equivalents	$7,617	$11,617
Accounts receivable	—	—
Inventory	—	—
Employee advances	—	—
Note Receivable	—	—
Prepaid services	—	134,363
Total current assets	$7,617	$145,980

Property and equipment:
Property, Plant & Equipment	$434,414	$438,414
Less: accumulated depreciation & write downs	(198,414)	(198,414)
Total property and equipment, net	$236,000	$240,000

Other assets:
Investments	$20,925	$51,300
Mineral royalties	—	1,380,000
Prepaid services - long-term portion	—	—
Mineral assets	246,144,975	246,011,500
Less: accumulated depletion	—	—
Total other assets	$246,165,900	$247,442,800

Total assets	$246,409,517	$247,828,780

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,434	$48,948
Other liabilities	4,997,300	4,997,300
Liability due to committed shares in excess of authorized	—	—
Total current liabilities	$5,117,734	$5,046,248

Long-term liabilities:
Convertible debt	$—	$—
Notes Payable	41,920	15,520
MAG payable (ASLD deferral)	99,414	—
Total long-term liabilities	$141,334	$15,520

Total liabilities	$5,259,068	$5,061,768

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 105,000 authorized 105,000 issued at 09/30/26; 105,000 issued at 12/31/25.	$105	$105
Series B Preferred Stock, no par value; 33,000 authorized 13,500 issued at 09/30/26; 13,500 issued at 12/31/25.	14	14
Series C Preferred Stock, no par value; 100,000 authorized 10,691 issued at 09/30/26; 9,404 issued at 12/31/25.	1,068,360	828,585
Series D Preferred Stock, $25 par value; 60,000 authorized (1) 53,500 issued and issuable at 09/30/26 (1); 0 issued at 12/31/25.	1,337,500	—
Series NMC Preferred Stock, $25 par value; 10,000,000 authorized (1) 9,880,612 issued and issuable at 09/30/26 (1); 6,900,000 issued at 12/31/25.	178,015,300	172,500,000
Preferred undesignated; 39,702,000 authorized (1); 0 issued
Common Stock, no par value; 20,000,000,000 authorized 6,249,776,842 issued at 09/30/26; 6,211,776,842 issued at 12/31/25.	3,887,635	3,887,635
Additional paid-in capital	61,598,552	70,312,494
Accumulated deficit	(4,757,017)	(4,761,821)
Other comprehensive gain/(loss)	—	—
Total shareholders’ equity (deficit)	$241,150,449	$242,767,012

Total liabilities and shareholders’ equity (deficit)	$246,409,517	$247,828,780

See accompanying notes to consolidated financial statements

(1)	Authorized amounts reflect the Company’s Restated Certificate of Formation, approved by the shareholders entitled to vote on the matter on September 28, 2026 and submitted to the Texas Secretary of State, which had not completed processing as of the date of this report; the increase in authorized shares becomes effective upon filing. The 53,500 shares of Series D Preferred Stock and 6,900,000 shares of Series NMC Preferred Stock issuable upon warrant exercises completed on September 30, 2026 will be issued upon effectiveness.

MineralRite Corp

Condensed Consolidated Statements of Operations

	For the Three Months Ending		For the Nine Months Ending
(Unaudited)	9/30/2026	9/30/2025	9/30/2026	9/30/2025

Revenue
Mineral Sales & Services	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—
Gross Profit (Loss)	—	—	—	—

Other income	—	—	—	—
Total Income (Loss)	$—	$—	$—	$—

Expenses
Accounting & Auditing	$—	$—	$—	$2,000
Bank Charges	42	75	414	180
Business Promo	200	1,660	24,165	13,285
Business Travel	2,487	5,595	5,816	9,292
Communications	—	387	17	469
Depreciation & Amortization	—	—	—	—
Filings & Corp Cleaning	2,708	6,963	10,514	24,605
Legal And Professional	94,300	45,600	289,900	136,800
Market Related	—	—	—	3,000
Office & Insurance Expense	35,122	13,503	90,173	41,131
Postage & Shipping	47	—	90	67
Project Development	3,400	—	36,971	—
Storage	—	—	—	—
Supplies	6	—	321	489
Transfer Agent	1,153	949	3,853	2,828
Web & Computer Services	694	540	1,834	1,762
Total Expenses	$140,159	$75,272	$464,068	$235,908
Operating Income (Loss)	$(140,159)	$(75,272)	$(464,068)	$(235,908)

Other Income / (Expenses)
Other (Non-operating) income	$507,442	$117,500	$507,442	$117,500
Other (Non-operating) expense	—	—	—	—
Interest Expense	(6,006)	—	(8,195)	—
Interest Income	—	—	—	—
Unrealized gain (loss)	(2,700)	(17,640)	(30,375)	(7,140)

Income Before Taxes	$358,577	$24,588	$4,804	$(125,548)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$358,577	$24,588	$4,804	$(125,548)

Accrued preferred stock dividends	(2,625)	(2,625)	(7,875)	(7,875)
Excess of Series NMC repurchase price over par	(8,740,242)	—	(8,740,242)	—
Net Income (Loss) attributable to common shareholders	$(8,384,290)	$21,963	$(8,743,313)	$(133,423)

Earnings (Loss) per common share	(0.001342)	0.000005	(0.001403)	(0.000030)
Diluted Earnings (Loss) per common share	(0.001342)	0.000002	(0.001403)	(0.000030)

See accompanying notes to consolidated financial statements.

Supplemental Disclosure Regarding Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common shareholders is net income (loss) less accrued preferred dividends and, for the three and nine months ended September 30, 2026, less the $8,740,242 excess of the $106,724,942 paid to repurchase 3,919,388 shares of Series NMC Preferred Stock over their $97,984,700 carrying amount, as required by ASC 260-10-S99-2. That amount is not an expense, involved no cash, and is not included in net income. For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, diluted net loss per common share is the same as basic because the inclusion of potentially dilutive securities would have been anti-dilutive. Diluted net income per common share for the three months ended September 30, 2025 is as previously reported.

For the specified period, the weighted-average common shares outstanding used in basic and diluted net loss per share were:

	Three Months Ended September 30	Nine Months Ended September 30
2026	6,249,776,842	6,233,857,428
2025	4,492,602,929	4,404,465,487

MineralRite Corp

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ending
(Unaudited)	9/30/2026	9/30/2025

Cash Flows from Operating Activities
Net income	$4,804	$(125,548)
Depreciation and amortization	—	—
Stock-based compensation expense	—	—
Unrealized (gain) loss on investments	30,375	7,140
(Gain) Loss on extinguishment of debt	—	(117,500)
Gain on disposition of fixed, terminating royalty interests	(507,442)	—
Deferred income taxes	—	—
(Increase) decrease in receivables and prepaids	134,363	—
(Increase) decrease in inventory	—	—
Increase (decrease) in payables and accrued liabilities	162,250	(8,859)
Other adjustments, net	(19,800)	(2,700)
Net cash provided by (used in) operating activities	$(195,450)	$(247,467)

Cash Flows from Investing Activities
(Purchases) of minerals, property and equipment	$(37,475)	$(19,558)
Proceeds from sale of minerals, property and equipment	4,000	—
(Purchases) of marketable securities	—	(25,500)
Proceeds from sale of marketable securities	—	—
Net cash provided by (used in) investing activities	$(33,475)	$(45,058)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$—	$25,500
Proceeds from issuance of preferred stock	209,775	294,000
Proceeds from option/warrant premiums	500	1,265
Proceeds from issuance of debt	31,650	—
Repayments of debt	(17,000)	(25,222)
Payment of dividends	—	—
Net cash provided by (used in) financing activities	$224,925	$295,543

Net Change in Cash
Net increase (decrease) in cash and cash equivalents	$(4,000)	$3,018
Cash and cash equivalents at beginning of period	11,617	10,457
Cash and cash equivalents at end of period	$7,617	$13,475

Supplemental disclosure of non-cash investing and financing activities:
Series C Preferred issued on exercise of contractual purchase rights, paid by applying accrued consulting fees owed to the holders	64,920
Series C Preferred issued on exercise of contractual purchase rights, paid by applying invoice amounts owed to the holder	1,680
Mineral property capitalized through MAG payable (ASLD settlement)	96,000
Series NMC and Series D Preferred issued or issuable on warrant exercises against Abstract transaction note	104,837,500

Series NMC Preferred returned in exchange for Abstract transaction note	106,724,942
Fixed, terminating royalty interests transferred in settlement of Abstract transaction note	1,380,000
Series C Preferred returned and cancelled (reversal of consulting expense)	19,800
Series C Preferred issued on exercise of contractual purchase rights, paid by applying loans owed to the holder	9,000
Routine expense reimbursements carried as borrowings under the related-party line of credit	20,750

See accompanying notes to consolidated financial statements

MineralRite Corp

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	For the Nine Months Ending
(Unaudited)	9/30/2026		9/30/2025
	Shares	Dollars	Shares	Dollars

Beginning Common Stock Amount	6,211,776,842	$3,887,635	4,347,776,842	$3,887,635
Common Stock Sales (Reclamation) (non-cash)	—		17,000,000	—
Conversion of Series C Preferred (non-cash)	38,000,000	—	70,000,000	—
Conversion of Series D Preferred (non-cash)	—	—	120,000,000	—
Ending Common Stock Amount	6,249,776,842	$3,887,635	4,554,776,842	$3,887,635

Beginning Series A Preferred Stock Amount	105,000	$105	105,000	$105
Series A Stock Sales for the Period	—	—	—	—
Ending Series A Preferred Stock Amount	105,000	$105	105,000	$105

Beginning Series B Preferred Stock Amount	13,500	$14	13,500	$14
Series B Stock Sales for the Period	—	—	—	—
Ending Series B Preferred Stock Amount	13,500	$14	13,500	$14

Beginning Series C Preferred Stock Amount	9,404	$828,585	8,249	$499,485
Net Series C Stock Sales (Reclamations) for the Period	1,382	265,575	1,605	191,500
Conversion of Series C Preferred into Common (non-cash)	(95)	(25,800)	(175)	(21,000)
Ending Series C Preferred Stock Amount	10,691	$1,068,360	9,679	$669,985

Beginning Series D Preferred Stock Amount	—	$—	700	$17,500
Series D Stock Sales and Warrant Exercises for the Period	53,500	1,337,500	4,100	102,500
Conversion of Series D Preferred into Common (non-cash)	—	—	(4,800)	(120,000)
Ending Series D Preferred Stock Amount	53,500	$1,337,500	—	$—

Beginning Series NMC Preferred Stock Amount	6,900,000	$172,500,000	6,900,000	$172,500,000
Series NMC warrant exercise (non-cash)	6,900,000	103,500,000	—	—
Repurchase of Series NMC Preferred (non-cash)	(3,919,388)	$(97,984,700)	—	$—
Ending Series NMC Preferred Stock Amount	9,880,612	$178,015,300	6,900,000	$172,500,000
Ending Total Stock Amount		$184,308,914		$177,057,739

Beginning Additional Paid-in-capital		$70,312,494		$68,646,029
Excess from Common Stock (Fair Value over Par)		—		25,500
Excess from Series C (Fair Value over Par)		—		—
Excess of Series NMC repurchase price over par (non-cash)		(8,740,242)		—
Conversion of Series C Preferred into Common (non-cash)		25,800		21,000
Conversion of Series D Preferred into Common (non-cash)		—		120,000
Conversion of Obligations into Warrants (3(a)9)		—		—
Option Premiums (Consultants)		500		1,265
Ending Additional Paid-in-capital		$61,598,552		$68,813,794

Beginning Accumulated Earnings (Deficit)		$(4,761,821)		$(4,470,302)
Net Income for the Period		4,804		(125,548)
Ending Accumulated Earnings (Deficit)		$(4,757,017)		$(4,595,850)

Total Shareholders’ Equity (Deficit)		$241,150,449		$241,275,683

The accompanying notes are an integral part of these financial statements

Supplemental Disclosure Regarding Series C Preferred Stock Activity

During the nine months ended September 30, 2026, the Company negotiated the return and cancellation of 45 shares of Series C Convertible Preferred Stock. During the same period, 95 additional shares of Series C Convertible Preferred Stock were converted into common stock pursuant to the terms of the Series C Preferred Stock designation.

MineralRite Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

Note Receivable

The Company may, from time to time, enter into note receivable arrangements arising from financing or other business activities. As of September 30, 2026, the Company did not have any outstanding note receivable balances.

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

Revision of Previously Reported Cash Flow Presentation

During its accounting review for the quarter ended September 30, 2026, the Company determined that several non-cash transactions during the six months ended June 30, 2026 had been presented in the statement of cash flows for that period as cash receipts and payments. These were the exercise of contractual purchase rights for Series C Convertible Preferred Stock by holders who paid the exercise price by applying $64,920 of accrued consulting fees, $1,080 of invoice amounts and $9,000 of loans owed to them by the Company; the carrying of $20,750 of routine expense reimbursements owed to the Company’s Chief Executive Officer as borrowings under a related-party line of credit; and the $19,800 reversal of consulting expense upon the return and cancellation of 45 shares of Series C Convertible Preferred Stock. As a result, net cash used in operating activities for that period was presented as $210,997 rather than $144,047, and net cash provided by financing activities as $242,435 rather than $175,485. The statement of cash flows for the nine months ended September 30, 2026 presents these transactions as non-cash activities. The revision had no effect on cash, the balance sheet, net income (loss), or earnings (loss) per share.

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

Management’s plans to address the uncertainty include:

●	Ongoing consultant- and investor-funded equity placements, including the expected exercise of outstanding contractual purchase rights. As of the reporting date, there were 1,084 unexercised contractual Series C purchase rights outstanding, which, if fully exercised at the lowest price at which each may be exercised, would generate aggregate proceeds of $264,360, and 6,500 unexercised Series D warrants, which, if fully exercised, would generate aggregate proceeds of $162,500;
●	Execution of revenue-generating initiatives; and
●	Further cost controls and selective allocation of working capital to critical activities.

Management believes that its plans, if successfully implemented, may mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern; however, there can be no assurance that such plans will be successful. As a result, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date these financial statements were issued.

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

Payments required to maintain the Company’s rights to a mineral property, including lease payments, minimum annual guarantee payments and claim maintenance fees, are capitalized as part of the cost of that property while the Company is actively evaluating it or advancing it toward development. When the Company is only holding a property and is not actively evaluating it or advancing it toward development, those payments are expensed as incurred.

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

Mineral Leases

The Company holds certain mineral lease agreements and mining claims through its wholly owned subsidiaries. These provide rights to explore and develop mineral properties. Payments required to maintain those rights are capitalized or expensed under the Company’s policy for mineral property holding costs described in Note 10, as follows.

●	California Precious Metals, a wholly owned subsidiary, holds unpatented mining claims at two properties administered by the U.S. Bureau of Land Management (BLM): 10 claims at Silver Valley and 7 claims at La Escondida. The claims are maintained by annual BLM fees. The Company is holding these properties and is not actively evaluating them or advancing them toward development; accordingly, the fees are expensed as incurred as project development costs. The fees for the current year, $3,400, were paid in August 2026. The properties are carried at zero.
●	Peeples, a wholly owned subsidiary, holds a long-term mineral lease with the State of Arizona. The lease has been updated and re-executed, and payments under this lease are capitalized as part of the Company’s mineral property asset base in accordance with the Company’s accounting policy, because the Company is actively evaluating the Skull Valley project. Minimum annual guarantee payments required under the lease are also capitalized as part of the mineral property asset, as they are necessary to maintain the Company’s rights under the lease.

As of the reporting date, the Company has not recognized ROU assets or lease liabilities under ASC 842, as these arrangements are not considered operating or financing leases under that guidance. Instead, they are accounted for as mineral property interests.

In February 2026, the Company submitted a request to the State Land Commissioner for relief from the back-assessed minimum annual guarantee (“MAG”) payments of $24,000 per year under the Skull Valley mineral lease for 2023, 2024 and 2025, seeking, among other alternatives, a deferral of those payments. Before that request was answered, in August 2026 the Arizona State Land Department (“ASLD”) issued Peeples a Notice of Default and Right to Cure asserting that those payments were unpaid, together with penalties and interest, and that the lease could be canceled if the default was not cured within 30 days. The Company disputed the notice, which did not take into account the Company’s pending request, and in September 2026 the ASLD authorized an order quashing the notice of default.

By letter dated September 29, 2026, in response to the Company’s February 2026 request, the ASLD found reasonable cause and agreed to defer those MAG payments, with interest under the lease and with additional penalties waived, and to invoice the previously unbilled 2026 MAG payment without interest, with all four payments due May 1, 2028. Peeples Inc. accepted these terms on October 1, 2026. During the deferral period, nonpayment of the deferred amounts will not constitute a default under the lease, and unpaid amounts constitute a lien on Peeples’ property located on State Trust land. As of September 30, 2026, the Company recorded the $96,000 of MAG payments as mineral property costs and $3,414 of related interest expense. The resulting $99,414 obligation is presented as MAG payable within long-term liabilities because the deferral, agreed before these financial statements were issued, extends payment beyond twelve months. Interest continues to accrue on the 2023 through 2025 amounts until paid. The 2027 MAG payment of $24,000 remains due with the 2027 rent payment on May 1, 2027.

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

As of September 30, 2026, notes payable totaled $41,920, of which $31,000 was outstanding under the related-party line of credit with an entity controlled by the Company’s Chief Executive Officer, $10,000 was outstanding under the Company’s line of credit with Frost Bank of Texas, and $920 was owed to an unaffiliated third party. The Company had no outstanding convertible debt as of September 30, 2026.

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

Equity Capital Structure (as of the reporting date)

Security	Authorized Shares		Outstanding Shares	Par Value	CUSIP	Conversion Terms	Voting Rights
Common Stock	20,000,000,000		6,249,776,842	No Par	60314D106	N/A	1 vote per share
Preferred Series A	105,000		105,000	No Par	60314D205	Non-convertible	3,000 votes per share
Preferred Series B	33,000		13,500	No Par	60314D304	1 share = 1,000 common shares	1,000 votes per share
Preferred Series C	100,000		10,691 shares + 2,750 warrants	No Par	60314D403	1 share = 400,000 common shares	400,000 votes per share
Preferred Series D	60,000	(1)	53,500 shares issued and issuable + 6,500 warrants	$25	60314D502	1 share = 25,000 common shares	25,000 votes per share
Preferred Series NMC	10,000,000	(1)	9,880,612 shares issued and issuable	$25	60314D601	1 share = 500 common shares	500 votes per share
Undesignated Preferred	39,702,000	(1)	0	No Par	N/A	Not yet designated	Not applicable

Table Notes:

(1) Reflects the Company’s Restated Certificate of Formation, approved by the shareholders entitled to vote on the matter on September 28, 2026, and submitted to the Texas Secretary of State, which had not completed processing as of the date of this report. Shares issued and issuable include 53,500 shares of Series D Preferred Stock and 6,900,000 shares of Series NMC Preferred Stock to be issued upon its effectiveness. See the discussion below.

In addition to the securities listed above, the Company has issued certain contractual purchase rights to consultants allowing for the purchase of Preferred Series C shares at the price of the common share equivalent at the time the consultants executed their consultancy agreements or amendments thereto. These non-standard (bespoke) instruments grant the holder the right to purchase shares of Series C Preferred Stock at a fixed price and are described in Note 15 – Stock-Based Compensation. These rights are considered in diluted earnings (loss) per common share calculations when applicable.

As of September 30, 2026, the Company had sufficient authorized common shares to cover all presently issued and outstanding common stock and all shares of common stock issuable upon the conversion or exercise of its outstanding convertible preferred stock, warrants, and contractual purchase rights. No liability has been recorded because the Company has no present obligation to issue shares in excess of its authorized common stock.

If all outstanding convertible preferred stock, warrants, and contractual purchase rights were converted or exercised in full, approximately 12.264 billion additional shares of common stock would be issuable as of September 30, 2026. Together with the shares currently outstanding, such issuances would total approximately 18.514 billion shares, within the Company’s 20,000,000,000 authorized shares of common stock.

On September 30, 2026, warrants to purchase 53,500 shares of Series D Preferred Stock and 6,900,000 shares of Series NMC Preferred Stock were irrevocably exercised in connection with the transaction described in Note 19, and the shares issuable upon those exercises are reflected in the accompanying financial statements as of that date. Under the transaction agreements, those shares will be issued when the Company’s Restated Certificate of Formation, described below, becomes effective and the shares are duly authorized and available for issuance; any delay does not affect the closing of the transaction. The holders acknowledged this timing, and the Company has no obligation to settle in cash or other assets; accordingly, the shares are presented within shareholders’ equity. 6,500 warrants to purchase Series D Preferred Stock remain outstanding, and no warrants to purchase Series NMC Preferred Stock remain outstanding.

On September 28, 2026, the shareholders entitled to vote on the matter approved a Restated Certificate of Formation that increases the authorized shares of Series D Preferred Stock from 35,000 to 60,000 and of Series NMC Preferred Stock from 7,100,000 to 10,000,000, and correspondingly reduces undesignated Preferred Stock from 42,627,000 to 39,702,000 shares. The Restated Certificate of Formation has been submitted to the Texas Secretary of State and becomes effective upon filing, which had not occurred as of the date of this report. The authorized share amounts presented in the accompanying balance sheet and in the table above reflect the Restated Certificate of Formation. Under the Restated Certificate of Formation, shares of Series NMC Preferred Stock acquired by the Company resume the status of authorized but unissued shares.

The Series NMC Preferred Stock is subject to a sinking fund under which the Company is to repurchase shares tendered by holders, subject to the availability of sufficient funds, and must make a portion of the funds it raises or otherwise generates available for that purpose. The sinking-fund repurchase price began at the $25.00 stated value and increased at 5% per year, compounded annually, subject to a $25.40 minimum, and was approximately $27.23 per share at September 30, 2026. Under the agreement entered into on September 30, 2026 in connection with the transaction described in Note 19, the aggregate amount payable under the sinking fund with respect to the 9,880,612 shares of Series NMC Preferred Stock held by or issuable to Abstract Holdings 1618 LLC, and any transferee bound by the agreement, is permanently capped at $269,049,058.76, approximately $27.23 per share, and will not increase further.

Net Income (Loss) for the Reporting Period

The Company reported net income of $358,577 for the quarterly reporting period, which includes a non-operating gain of $507,442 on the disposition of fixed, terminating royalty interests in connection with the September 30, 2026 transaction described in Note 19, partially offset by operating losses, interest expense, and unrealized losses on investments. The Company posted net income of $24,588 for the quarterly reporting period one year ago. The Company reported net income of $4,804 for the year-to-date reporting period, which likewise includes the $507,442 gain. The Company posted a net loss of $125,548 for the year-to-date reporting period one year ago.

When calculating earnings (loss) per common share, in accordance with ASC 260-10-45-11, income available to common stockholders (Net Income Attributable to Common Stockholders) is reduced by:

●	Dividends declared during the period on preferred stock (whether paid or unpaid), and
●	Dividends accumulated for the period on cumulative preferred stock, whether declared or not.

The Company’s Series A Preferred Stock (“Series A Preferred Stock”), being the Company’s Series A Preferred Stock with no par value as described in the equity capital structure table, is cumulative and accrues dividends from day to day at an annual rate of $0.10 per share. Although no dividends were declared during the current reporting period or the comparable period of the prior year, accrued dividends of $2,625 per quarter (based on 105,000 outstanding shares of Series A Preferred Stock) are deducted from net income or loss in determining Net Income (Loss) Attributable to Common Stockholders. As of September 30, 2026, cumulative undeclared and unpaid dividends on the Company’s Series A Preferred Stock totaled approximately $128,025.

In addition, under ASC 260-10-S99-2, when the Company repurchases preferred stock for more than its carrying amount, the excess is deducted in determining Net Income (Loss) Attributable to Common Stockholders. On September 30, 2026, the Company repurchased 3,919,388 shares of Series NMC Preferred Stock, carried at their $25.00 par value of $97,984,700, for $106,724,942 (see Note 19). The $8,740,242 excess was charged to additional paid-in capital and is deducted in determining Net Income (Loss) Attributable to Common Stockholders for the three and nine months ended September 30, 2026. It is not an expense, involved no cash, and is not included in net income.

After accounting for the $2,625 in accrued dividends on the Company’s Series A Preferred Stock and the $8,740,242 Series NMC Preferred Stock repurchase excess, the Company reported Net Loss Attributable to Common Stockholders of $8,384,290 for the current quarterly reporting period compared to Net Income Attributable to Common Stockholders of $21,963 for the same quarterly period one year ago. After accounting for the $7,875 in accrued dividends on the Company’s Series A Preferred Stock and the $8,740,242 Series NMC Preferred Stock repurchase excess, the Company reported Net Loss Attributable to Common Stockholders of $8,743,313 for the current year-to-date reporting period compared to a Net Loss Attributable to Common Stockholders of $133,423 for the same year-to-date period one year ago.

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

During the reporting periods, the Company issued shares of its common stock as follows:

Date	Description	Change in Share Count	Shares Outstanding	Day Weighting

1/1/2025	SHARE BALANCE		4,347,776,842	90 days
3/31/2025	SHARE BALANCE		4,347,776,842	35 days
5/6/2025	Issuance of common shares in exchange for CRTD shares	17,000,000	4,364,776,842	44 days
6/19/2025	Conversion of 4,000 shares of Series D Preferred Stock	100,000,000	4,464,776,842	12 days
6/30/2025	SHARE BALANCE		4,464,776,842	46 days
8/16/2025	Conversion of 125 shares of Series C Preferred Stock	50,000,000	4,514,776,842	34 days
9/19/2025	Conversion of 800 shares of Series D Preferred Stock	20,000,000	4,534,776,842	11 days
9/30/2025	Conversion of 50 shares of Series C Preferred Stock	20,000,000	4,554,776,842	1 day
2025 Q-3 WEIGHTED-AVERAGE			4,492,602,929
2025 YTD WEIGHTED-AVERAGE			4,404,465,487

1/1/2026	SHARE BALANCE		6,211,776,842	57 days
2/27/2026	Conversion of 45 Series C Preferred Shares	18,000,000	6,229,776,842	33 days
3/31/2026	SHARE BALANCE		6,229,776,842	76 days
6/16/2026	Conversion of 50 Series C Preferred Shares	20,000,000	6,249,776,842	15 days
6/30/2026	SHARE BALANCE		6,249,776,842	92 days
2026 Q-3 WEIGHTED-AVERAGE			6,249,776,842
2026 YTD WEIGHTED-AVERAGE			6,233,857,428

Basic Earnings (Loss) per common share (EPS) Calculations

Basic EPS - Current Quarterly Reporting Period (Q3 2026)

At the beginning of the quarterly reporting period, the Company had 6,249,776,842 shares of Common Stock outstanding. As of the reporting date, the Company had 6,249,776,842 shares of common stock outstanding. The Company did not issue any shares of common stock during the quarterly reporting period. The Weighted-Average Number of Common Shares Outstanding for the quarterly reporting period was 6,249,776,842. After giving effect to the $2,625 in accrued dividends on the Company’s Series A Preferred Stock and the $8,740,242 Series NMC Preferred Stock repurchase excess, the Net Loss Attributable to Common Stockholders for the quarterly reporting period was $8,384,290, and the Basic Loss Per Share for the quarterly reporting period was $(0.001342).

Basic EPS - Current Year-to-Date Reporting Period (YTD 2026)

At the beginning of the year-to-date reporting period, the Company had 6,211,776,842 shares of Common Stock outstanding. As of the reporting date, the Company had 6,249,776,842 shares of common stock outstanding. During the year-to-date reporting period, the Company issued 38,000,000 shares of common stock through the conversion of 95 shares of Series C Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for the year-to-date reporting period was 6,233,857,428. After giving effect to the $7,875 in accrued dividends on the Company’s Series A Preferred Stock and the $8,740,242 Series NMC Preferred Stock repurchase excess, the Net Loss Attributable to Common Stockholders for the year-to-date reporting period was $8,743,313, and the Basic Loss Per Share for the year-to-date reporting period was $(0.001403).

Basic EPS - Prior-Year Quarterly Reporting Period (Q3 2025)

At the beginning of the quarterly reporting period one year ago, the Company had 4,464,776,842 shares of Common Stock outstanding. As of the reporting date one year ago, the Company had 4,554,776,842 shares of common stock outstanding. During the quarterly reporting period one year ago, the Company issued 70,000,000 shares of common stock through the conversion of 175 shares of Series C Preferred Stock and 20,000,000 shares of common stock through the conversion of 800 shares of Series D Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for that quarterly reporting period was 4,492,602,929. After giving effect to the $2,625 in accrued dividends on the Company’s Series A Preferred Stock, the Net Income Attributable to Common Stockholders for the quarterly reporting period one year ago was $21,963, and the Basic Earnings Per Share for that quarterly reporting period was $0.000005.

Basic EPS – Prior-Year Year-to-Date Reporting Period (YTD 2025)

At the beginning of the year-to-date reporting period one year ago, the Company had 4,347,776,842 shares of Common Stock outstanding. As of the reporting date one year ago, the Company had 4,554,776,842 shares of common stock outstanding. During the year-to-date reporting period one year ago, the Company issued 17,000,000 shares of common stock in exchange for 90,000 CRTD shares, 120,000,000 shares of common stock through the conversion of 4,800 shares of Series D Preferred Stock, and 70,000,000 shares of common stock through the conversion of 175 shares of Series C Preferred Stock. The Weighted-Average Number of Common Shares Outstanding for the year-to-date reporting period one year ago was 4,404,465,487. After giving effect to the $7,875 in accrued dividends on the Company’s Series A Preferred Stock, the Net Loss Attributable to Common Stockholders for the year-to-date reporting period one year ago was $133,423, and the Basic Loss Per Share for that year-to-date reporting period was $(0.000030).

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

Diluted EPS – Current Quarterly Reporting Period (Q3 2026)

For the quarterly reporting period ended September 30, 2026, the Company reported a net loss attributable to common stockholders after the Series NMC Preferred Stock repurchase adjustment described above; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

Diluted EPS – Current Year-to-Date Reporting Period (YTD 2026)

For the year-to-date reporting period ended September 30, 2026, the Company reported a net loss attributable to common stockholders; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

Diluted EPS - Prior-Year Quarterly Reporting Period (Q3 2025)

For the quarterly reporting period ended September 30, 2025, the Company reported net income, and diluted earnings per common share was $0.000002, as reported in the Company’s Quarterly Report on Form 10-Q for that period.

Diluted EPS - Prior-Year Year-to-Date Reporting Period (YTD 2025)

For the year-to-date reporting period ended September 30, 2025, the Company incurred a net loss; therefore, all potentially dilutive securities were anti-dilutive, and diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the period.

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

The Company recognized no stock-based compensation expense for the contractual purchase rights it issued, or for the Series C Preferred Stock purchased on their exercise, because in each case the price paid equaled or exceeded the fair value of the underlying securities. The Company did recognize consulting expense for Series C Preferred Stock issued as payment for services. In November 2025, the Company issued Series C Preferred Stock valued at $134,000 as advance payment for a ten-month consulting engagement and recorded it as a prepaid expense, to be expensed as the services were provided. Consulting expense includes $26,800 of that amount for the three months and $107,200 for the nine months ended September 30, 2026, and the prepaid amount was fully expensed by September 30, 2026. Consulting expense for the nine months also reflects a $19,800 reduction. In March 2026, a different consultant returned 45 shares of Series C Preferred Stock that the Company had issued to it in 2025 for consulting services, because it had not fulfilled all of its obligations under its consulting agreement. The Company cancelled the shares and reversed the $19,800 of consulting expense it had recorded for them in 2025.

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

Investments in Marketable Securities

As of the reporting date, the Company held marketable equity securities that are classified as trading securities and carried at fair value. These securities are marked to market at each reporting date, with unrealized gains and losses recognized in Other Income (Expense) in the Statement of Operations. The fair value of these securities is determined using quoted market prices in active markets for identical securities and, accordingly, they are classified as Level 1 assets within the fair value hierarchy established by ASC 820. To the extent any securities are subject to transfer restrictions, the Company evaluates whether such restrictions affect the applicable fair value hierarchy classification. As of the reporting date, the fair value of these securities was $20,925, and the Company recorded an unrealized loss of $2,700 during the current quarterly reporting period and an unrealized loss of $30,375 during the current year-to-date reporting period.

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

The Company engages MIS Consulting, Inc., an entity controlled by the Company’s Chief Executive Officer, to provide management and consulting services. During the reporting period, consulting fees paid or accrued to MIS Consulting, Inc. totaled approximately $12,500 per month.

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

On September 30, 2026, the Company completed an integrated, non-cash transaction with Abstract Concepts 1618 LLC, Abstract Holdings 1618 LLC and Commodity Capital Advisors LLC (“Commodity Capital”), entities controlled or managed by Lloyd B. Hendricks III, a significant shareholder of and consultant to the Company. In the transaction: (i) the Company repurchased 3,919,388 shares of Series NMC Preferred Stock from Abstract Holdings 1618 LLC at approximately $27.23 per share, the accreted sinking-fund repurchase price, for an aggregate of $106,724,942, by issuing a non-interest-bearing promissory note; (ii) Abstract Concepts 1618 LLC and Commodity Capital exercised options to reacquire two fixed, terminating production-payment royalty interests, which the Company had carried at an aggregate of $1,380,000, in a third-party tailings project near Aguila, Arizona, in which the Company’s Chief Executive Officer is also personally involved, for aggregate consideration of $1,887,442, resulting in a gain of $507,442 included in other (non-operating) income; (iii) Abstract Concepts 1618 LLC and Commodity Capital exercised warrants to purchase 47,600 and 5,900 shares, respectively, of Series D Preferred Stock at $25.00 per share, an aggregate of $1,337,500; and (iv) Abstract Holdings 1618 LLC exercised warrants to purchase 6,900,000 shares of Series NMC Preferred Stock at $15.00 per share, an aggregate of $103,500,000. The consideration in items (ii) through (iv) was applied against the promissory note, which was deemed fully paid and cancelled, and no cash was exchanged. The excess of the repurchase price over the $25.00 par value of the repurchased shares, $8,740,242, was charged to additional paid-in capital and is deducted in determining net loss attributable to common stockholders (see Note 14). The 53,500 shares of Series D Preferred Stock and 6,900,000 shares of Series NMC Preferred Stock issuable upon the warrant exercises will be issued upon effectiveness of the Company’s Restated Certificate of Formation (see Note 14). The transaction was reported in the Company’s Current Report on Form 8-K filed on October 2, 2026.

In connection with the transaction, the aggregate sinking-fund obligation applicable to the Series NMC Preferred Stock held by Abstract Holdings 1618 LLC was capped at $269,049,058.76. Under a Shareholder Control Limitation and Standstill Agreement dated May 7, 2026, the voting power attributable to Mr. Hendricks and his affiliates is limited to 45% of the Company’s voting power. Following the transaction, Mr. Hendricks and his affiliates beneficially owned approximately 48.5% of the Company’s fully diluted common-equivalent capitalization.

During the reporting period, the Company had borrowing arrangements with three related parties. Because the Company does not maintain corporate credit cards, the Company’s Chief Executive Officer regularly uses personal credit facilities to pay routine business expenses on behalf of the Company, and the Company reimburses those amounts in the ordinary course of business. Borrowings under the revolving line of credit with MIS Consulting, Inc., an entity controlled by the Chief Executive Officer, increased from approximately $6,000 at December 31, 2025 to approximately $31,000 at September 30, 2026, consisting of $4,250 of cash advances and $20,750 of such reimbursements that remained outstanding and were carried as interest-bearing borrowings under that line of credit. An informal short-term advance of $3,000 that Abstract Concepts 1618 LLC made to the Company in late December 2025 was repaid in cash in early January 2026, and on May 5, 2026, borrowings of $9,000 from Commodity Capital were applied to the exercise price of contractual purchase rights (bespoke options) for 75 shares of Series C Convertible Preferred Stock. As of September 30, 2026, only the line of credit with MIS Consulting, Inc. remained outstanding, and its balance is included in notes payable as disclosed in Note 12.

During the reporting period, the Company engaged in numerous transactions with related parties arising from consulting services and other business arrangements. Certain related parties exercised contractual purchase rights (bespoke options) that they already held, at their stated exercise prices, paying either in cash or by applying consulting fees and other amounts that had accrued and were owed to them by the Company at the time of exercise. As of September 30, 2026, net amounts due to related parties were approximately $67,100, including the accrual for financing costs described below, and are included within accounts payable and accrued expenses in the accompanying financial statements.

Under a resolution adopted by the Board of Directors on January 1, 2026, persons who provide authorized services to the Company may be reimbursed for reasonable, documented financing costs directly attributable to the Company’s delayed payment of amounts owed to them, subject to review and approval. As of September 30, 2026, certain of these costs had been settled, and the Company had accrued approximately $3,500 for such costs owed to the related parties described above that remained outstanding awaiting settlement.

The Company’s Chief Executive Officer has provided a personal guarantee in connection with certain of the Company’s obligations with its financial institutions. No compensation is paid to the Chief Executive Officer in connection with his personal guarantee of the Company’s bank facility.

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

On October 1, 2026, Peeples Inc. accepted the terms of the Arizona State Land Department’s September 29, 2026 letter deferring the 2023 through 2026 minimum annual guarantee payments under the Skull Valley mineral lease to May 1, 2028, as described in Note 11.

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

During the reporting period, management continued to focus on regulatory matters, capital structure management, and the advancement of its mineral-related business initiatives. These activities included completion of the Company’s registration under the Securities Exchange Act of 1934 through the effectiveness of its Form 10 registration statement, the refresh, through its sponsoring broker-dealer, Alpine Securities Corporation, of the Company’s previously filed Rule 15c2-11 application with FINRA, ongoing regulatory and compliance initiatives, preparation for the Phase 2 verification and analytical program at the Skull Valley project and the deferral by the Arizona State Land Department of the back-assessed minimum annual guarantee payments under the Skull Valley lease, the integrated transaction with Abstract completed on September 30, 2026, and the evaluation and development of potential strategic partnerships intended to support future operational activities. The integrated transaction with Abstract reduced the number of shares of common stock potentially issuable upon conversion of the Company’s preferred stock by approximately 2.0 billion, bringing all potential issuances within the Company’s authorized common stock, and the Restated Certificate of Formation submitted to the Texas Secretary of State will, upon effectiveness, authorize the shares of Series D and Series NMC Preferred Stock issuable in that transaction.

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

Specific Highlights and Developments – Third Quarter 2026 and Year-to-Date 2026

During the current quarter and the year-to-date reporting period of 2026, the Company achieved several important milestones that furthered its strategic, regulatory, and operational objectives:

1.	SEC Form 10 Filing Progress

The Company completed the registration of its securities under the Securities Exchange Act of 1934 through the effectiveness of its registration statement on Form 10. During the year-to-date reporting period, the Company worked with the Securities and Exchange Commission to complete the Staff review process. As part of that process, the Company completed a comprehensive review of certain historical accounting and financial reporting matters and filed amendments to previously issued periodic reports reflecting revised accounting treatment and enhanced disclosures. The registration statement became effective on June 29, 2026. The Company received confirmation of that effectiveness in July 2026.

2.	Skull Valley, Arizona Lease Activities

The Company’s Skull Valley, Arizona lease with the Arizona State Land Department was renewed in January 2026. In a report dated June 19, 2026, following the site visits and initial sampling completed earlier in the year, the Company’s Qualified Person (“Qualified Person”), being an individual who meets the requirements of a qualified person as defined in Regulation S-K Subpart 1300, recommended that the Company proceed with Phase 2 of the evaluation program, as the Company announced on June 25, 2026. No site work was performed during the quarter. Instead, the Company and the Qualified Person planned the Phase 2 drilling and sampling program through a series of telephone, video and email discussions, and the Qualified Person ordered supplies and coordinated scheduling with the drilling contractor and analytical laboratories. To preserve the independence of his work, the Qualified Person selects and directs the drilling contractors and analytical laboratories used in the program. The program, originally planned for October 2026, was delayed by the Qualified Person’s temporary unavailability and is now scheduled to begin in mid-November 2026, with completion expected in early December 2026. At the end of the quarter, the Arizona State Land Department agreed to defer the 2023 through 2026 minimum annual guarantee payments, totaling $96,000, to May 1, 2028; the Company accepted those terms on October 1, 2026. These payments were capitalized as mineral property costs as of September 30, 2026 (see Note 11).

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

During the reporting period, the Company received funding through the exercise of contractual purchase rights by certain consultants and advisors, who acquired Series C Convertible Preferred Shares. These investments reflect continued financial support from individuals familiar with the Company’s operations and demonstrate alignment with the Company’s long-term objectives and the interests of its shareholders. During the quarter ended September 30, 2026, consultants and advisors exercised contractual purchase rights for 154 shares of Series C Convertible Preferred Stock, providing approximately $49,200 in cash.

7.	Share Reclamations

The Company continued its share reclamation initiative, focused on addressing legacy issuances and reducing historical dilution. During the year-to-date period, 45 shares of Series C Convertible Preferred Stock were voluntarily surrendered by a holder and cancelled by the Company, eliminating the potential issuance of 18,000,000 shares of common stock associated with those specific securities. The cancellation was recorded as a reduction of Series C Convertible Preferred Stock, and the associated consulting expense of approximately $19,800 was reversed. Separately, during the same period, 45 shares of Series C Convertible Preferred Stock held by the same holder were converted into 18,000,000 shares of common stock. In a separate transaction, an additional 50 shares of Series C Convertible Preferred Stock were converted into 20,000,000 shares of common stock. The Company continues to pursue the reclamation of additional legacy securities, certain of which remain subject to legal and administrative processes.

As previously reported, the Company has reclaimed approximately 296 million shares of common stock, consisting of issued shares and shares reserved for issuance. The underlying transactions have been completed. Formal cancellation by the Company’s transfer agent remains pending the completion of additional documentation requested by the transfer agent; until that cancellation is completed, the issued shares remain included in the Company’s shares outstanding.

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

9.	Privately Negotiated Transfer of Series NMC Preferred Stock

During the second quarter of 2026, the Company was advised of a privately negotiated transfer of 6,900,000 shares of its Series NMC Preferred Stock (carrying an aggregate of 3,450,000,000 votes) and the associated warrants between existing securityholders. The Company was not a party to the transaction, issued no securities, and received no proceeds. Concurrently, the acquiring securityholder entered into a governance agreement with the Company designed to ensure that the transaction would not result in a change in voting control of the Company. Additional information regarding the transaction and related governance agreement is contained in the Company’s Form 8-K filed on May 7, 2026.

10.	Integrated Transaction with Abstract (September 30, 2026)

On September 30, 2026, the Company completed an integrated, non-cash transaction with Abstract and Commodity Capital, affiliated entities controlled or managed by Lloyd B. Hendricks III. The Company repurchased 3,919,388 shares of Series NMC Preferred Stock at the accreted sinking-fund repurchase price of approximately $27.23 per share, eliminating approximately 1.96 billion shares of potential common stock dilution, and the aggregate sinking-fund obligation on the Series NMC Preferred Stock held by Abstract was permanently capped at $269,049,058.76. At the capped amount, continued accretion at 5% per year would otherwise have increased that obligation by approximately $13.5 million over the following year. In the same transaction, Abstract and Commodity Capital reacquired two fixed, terminating royalty interests that the Company had accepted as consideration for Series D Preferred Stock and exercised previously outstanding warrants to purchase 53,500 shares of Series D Preferred Stock and 6,900,000 shares of Series NMC Preferred Stock, which will be issued upon effectiveness of the Company’s Restated Certificate of Formation. The $27.23 repurchase price and the $15.00 Series NMC warrant exercise price are both pre-existing contractual terms: the repurchase price is the sinking-fund price as accreted since the December 2024 acquisition, and the exercise price is that of the warrants issued in that acquisition, so the 6,900,000 shares issuable on exercise represent potential dilution that already existed. The repurchase price was paid with a promissory note that was fully applied against the royalty and warrant consideration, and no cash was exchanged. The Company recognized a gain of $507,442 on the disposition of the fixed, terminating royalty interests. Following the transaction, Mr. Hendricks and his affiliates beneficially owned approximately 48.5% of the Company’s fully diluted common-equivalent capitalization, while their voting power remains contractually limited to 45% under the Shareholder Control Limitation and Standstill Agreement dated May 7, 2026. See Note 19.

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

During the current quarterly reporting period, the Company reported net income of $358,577, compared to net income of $24,588 during the comparable quarterly period in the prior year. Operating expenses increased to $140,159 from $75,272, primarily due to higher legal and professional fees ($94,300 compared to $45,600, including $26,800 for the final two months of a consulting engagement previously paid in stock and carried as a prepaid expense), office and insurance expenses ($35,122 compared to $13,503), reflecting expanded insurance coverage required under the Company’s Skull Valley mineral lease with the Arizona State Land Department, and project development costs ($3,400 compared to none). Results for the current quarter also include the $507,442 gain on the disposition of fixed, terminating royalty interests described in Note 19, interest expense of $6,006, and an unrealized loss on investments of $2,700. The prior-year quarter included non-operating income of $117,500 and an unrealized loss on investments of $17,640.

During the current year-to-date reporting period, the Company reported net income of $4,804, compared to a net loss of $125,548 during the comparable year-to-date reporting period in the prior year. Operating expenses increased to $464,068 from $235,908, primarily due to higher legal and professional fees ($289,900 compared to $136,800), office and insurance expenses ($90,173 compared to $41,131), reflecting expanded insurance coverage required under the Company’s Skull Valley mineral lease with the Arizona State Land Department, and project development costs ($36,971 compared to none). The current year-to-date period also includes the $507,442 gain on the disposition of fixed, terminating royalty interests, interest expense of $8,195, and unrealized losses on investments of $30,375.

Management expects operating expenses to remain elevated as the Company continues to advance its mineral asset development activities, pursue strategic financing and business development opportunities, satisfy its ongoing public company reporting obligations, and expand operational capabilities.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash and cash equivalents of $7,617, compared to $11,617 as of December 31, 2025.

The Company continues to have working capital constraints and limited operating cash flow. The Company holds previously processed mine tailings and related mineral interests, which are not currently generating revenue. As of September 30, 2026, the Company had approximately $5.3 million in total liabilities, of which approximately $5.1 million was classified as current. Substantially all of these liabilities were assumed in connection with the Company’s acquisition of the Peeples Inc. and California Precious Metals LLC subsidiaries and are not the result of the Company’s current operating activities. Since the acquisition, the Company has reduced a portion of these obligations; the Company has received no demand for their payment; and the Company intends to pay these liabilities as its financial resources permit. These assumed liabilities are classified as current because, although the Company has an informal understanding with the creditors regarding the timing of payment, there is no formal agreement deferring payment beyond twelve months. In addition, cumulative undeclared and unpaid dividends on the Company’s Series A Preferred Stock totaled approximately $128,025 as of September 30, 2026. Accordingly, the Company remains dependent upon external financing to support operations, advance its mineral asset development activities, and execute its business strategy.

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

Outlook

The Company’s near-term focus will be on advancing the evaluation and potential development of its Skull Valley project, including continued technical analysis and assessment of previously processed tailings, beginning with the Phase 2 drilling and sampling program scheduled for mid-November 2026. In parallel, the Company intends to continue pursuing strategic partnerships and joint venture arrangements that may support the development and monetization of its mineral assets. Management intends to evaluate multiple commercialization pathways, including strategic partnerships, joint ventures, royalty arrangements, project-level financing, contractor-led recovery arrangements, asset sales, and direct production, depending upon technical findings, available capital, and market conditions.

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

Summary of Third Quarter and Year-to-Date 2026 Results

●	The Company reported no operating revenues during the current quarterly reporting period or the current year-to-date reporting period.
●	The Company reported net income of $358,577 during the current quarterly reporting period and $4,804 during the current year-to-date reporting period, each including a $507,442 gain on the disposition of fixed, terminating royalty interests. Net income (loss) attributable to common stockholders differs from net income due to the deduction of accrued dividends on the Company’s cumulative preferred stock and, for 2026, the $8,740,242 excess of the Series NMC Preferred Stock repurchase price over its carrying amount.
●	Operating expenses consisted primarily of project development costs, legal and professional fees, insurance costs, office expenses, business promotion activities, and general corporate expenses.
●	The Company continued to advance regulatory, capital structure, business development, financing, and project evaluation activities during the period.
●	The Company’s cash balance as of September 30, 2026, was $7,617.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date. This conclusion has not changed from that reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and remains due to the previously reported material weakness in internal control over financial reporting related to the accounting for non-routine and complex transactions, as evidenced by the Company’s amendments to its previously filed Annual Report on Form 10-K for the year ended December 31, 2025, and Quarterly Report on Form 10-Q for the period ended March 31, 2026, which corrected the accounting classification and valuation of the Peeples acquisition. During the quarter, the Company also identified and revised the presentation of certain non-cash transactions in its statement of cash flows for the six months ended June 30, 2026, as described in Note 2. The Company is implementing remedial measures to address this material weakness, including enhanced review procedures for non-routine and complex accounting transactions and the engagement of additional accounting resources.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, as part of its remediation of the material weakness described above, the Company began using artificial intelligence-based tools to assist management in its day-to-day accounting and in the preparation and review of its periodic reports. Subsequent to September 30, 2026, the Company expanded that use to include the reconciliation of equity issuances to bank and shareholder records and the review of the classification of items in the statement of cash flows. Management remains responsible for all accounting determinations. Other than these remedial measures, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2026, the Arizona State Land Department issued a Notice of Default and Right to Cure (Default No. D-020-2026/2027) to Peeples Inc., the Company’s wholly owned subsidiary, under the Skull Valley mineral lease, concerning minimum annual guarantee payments that were the subject of a request for relief the Company had submitted in February 2026. The Company disputed the notice. The Department authorized an order quashing the notice and, by letter dated September 29, 2026, in response to the Company’s request, found reasonable cause and agreed to defer the payments at issue to May 1, 2028. See Note 11 to the financial statements. Other than this matter, the Company is not presently involved in any legal proceedings.

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

During the quarter and year-to-date period ended September 30, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933:

Series C Preferred Stock - Quarter Ended September 30, 2026

During the quarter ended September 30, 2026, consultants and advisors exercised previously issued contractual purchase rights (bespoke options) to acquire an aggregate of 154 shares of Series C Convertible Preferred Stock at an aggregate exercise price of approximately $50,040. Approximately $49,200 of the exercise price was paid in cash, and $840 was paid by applying amounts the Company owed to two of the holders.

During the quarter ended September 30, 2026, the Company issued 10 contractual purchase rights (bespoke options), without a premium, to a new independent contractor advisor, as an initial issuance under an advisory agreement that is being finalized. The rights were issued on September 30, 2026 and are exercisable at $480.00 per share of Series C Convertible Preferred Stock through September 29, 2027. In addition, on September 21, 2026, upon a consultant’s exercise of all 125 contractual purchase rights originally issued to it, 125 additional contractual purchase rights became exercisable as an extension of that consultant’s existing agreement, at $480.00 per share of Series C Convertible Preferred Stock through March 15, 2028, with no additional premium.

The securities described above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering, to consultants and advisors with whom the Company had a pre-existing substantive relationship. No general solicitation was made, and the securities were issued as restricted securities. No Form D filing was required.

Series D and Series NMC Preferred Stock - Quarter Ended September 30, 2026

On September 30, 2026, Abstract Concepts 1618 LLC and Commodity Capital Advisors LLC irrevocably exercised warrants to purchase 47,600 and 5,900 shares, respectively, of Series D Convertible Preferred Stock at an exercise price of $25.00 per share, and Abstract Holdings 1618 LLC irrevocably exercised warrants to purchase 6,900,000 shares of Series NMC Convertible Preferred Stock at an exercise price of $15.00 per share. The aggregate exercise price of $104,837,500 was satisfied through the application of a promissory note issued by the Company in the same transaction, and the Company received no cash proceeds. The Company will issue the 53,500 shares of Series D Preferred Stock and 6,900,000 shares of Series NMC Preferred Stock upon the effectiveness of its Restated Certificate of Formation, when the shares are duly authorized and available for issuance. See Notes 14 and 19.

These securities are being issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The holders that exercised the warrants are existing security holders of the Company under common management and are accredited investors; no general solicitation was made, and the securities will be issued as restricted securities.

Series C Preferred Stock - Year-to-Date Period Ended September 30, 2026

During the year-to-date period ended September 30, 2026, outstanding Series C Convertible Preferred Stock increased from 9,404 shares ($828,585) to 10,691 shares ($1,068,360). Consultants, advisors and an affiliate of a consultant exercised previously issued contractual purchase rights (bespoke options) to acquire 1,427 shares at an aggregate exercise price of approximately $285,375; approximately $209,775 of that amount was paid in cash, and $75,600 was paid by applying accrued consulting fees, invoice amounts and loans that the Company owed to the holders. The Company also negotiated the return and cancellation of 45 shares previously issued for consulting services and reversed the related $19,800 of consulting expense. Net of that cancellation, Series C stock sales for the period were 1,382 shares and approximately $265,575, the amount shown in the statement of stockholders’ equity. In addition, holders converted 95 shares, carried at approximately $25,800, into approximately 38,000,000 shares of common stock. The portion of the exercise price paid by applying amounts owed and the cancellation were non-cash transactions and are disclosed in the supplemental schedule to the statement of cash flows; the conversions also involved no cash.

During the year-to-date period ended September 30, 2026, the Company issued 135 new contractual purchase rights (bespoke options) to consultants and advisors: 125 on March 16, 2026, for aggregate premiums of approximately $500, and 10 on September 30, 2026, without a premium. In addition, under existing consulting agreements for which the related premiums had been paid in prior periods, 390 contractual purchase rights were issued as continuations and extensions of previously issued rights during the six months ended June 30, 2026, as reported in the Company’s Quarterly Report on Form 10-Q for that period, and 125 additional contractual purchase rights became exercisable on September 21, 2026 as an extension of an existing consultant agreement, as described above. The exercise prices of the newly issued rights were set at or above the fair value of the underlying securities on the date of grant; accordingly, no stock-based compensation expense was recognized.

On April 28, 2026, the Company agreed with a consultant to extend the expiration date of previously issued contractual purchase rights (bespoke options) to purchase 33 shares of Series C Convertible Preferred Stock from May 7, 2026 to November 7, 2026, in exchange for an extension payment of $960 to be paid on or before the extended expiration date. This extension was inadvertently omitted from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026; the Company identified the omission during its review for the quarter ended September 30, 2026 and is reporting it here.

The securities described above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering, to consultants, advisors and an affiliate of a consultant with whom the Company had a pre-existing substantive relationship. No general solicitation was made, and the securities were issued as restricted securities.

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

Item 5. Other Information

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

●	10.1 Series NMC Preferred Stock Repurchase, Note and Sinking-Fund Agreement, dated September 30, 2026, by and between MineralRite Corporation and Abstract Concepts 1618 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2026)
●	10.2 Promissory Note, dated September 30, 2026, issued by MineralRite Corporation to Abstract Concepts 1618 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2026)
●	10.3 Authorization to Exercise Option to Repurchase and Consent, dated September 30, 2026, by Commodity Capital Advisors LLC, Abstract Concepts 1618 LLC, and MineralRite Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 2, 2026)
●	10.4 Royalty Repurchase, Warrant Exercise and Note Satisfaction Agreement, dated September 30, 2026, by and between MineralRite Corporation and Abstract Concepts 1618 LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 2, 2026)
●	31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
●	31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
●	32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
●	32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
●	101.INS Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
●	101.SCH Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
●	104 Cover page formatted as Inline XBRL and contained in Exhibit 101

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MINERALRITE CORPORATION

By:	/s/ James Burgauer

Name: James Burgauer

Title: President, Chief Executive Officer and Chief Financial Officer

Date: November 1, 2026